Form 10-K
period 2020-12-31
Gaming Technologies, Inc.
filed 2021-04-15
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-249998

Gaming Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2675083
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

413 West 14th Street New York, New York, USA	10014
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: + 1 (347) 983-1227

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	–	–

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐Yes  ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter, cannot be computed, as there has been no public market for the registrant’s common stock.

As of April 12, 2021, 30,521,059 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than statements of historical fact contained in this Report, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this Report, which may cause our or our industry’s actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this Report on Form-10-K. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this Report could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Report on Form-10-K to conform our statements to actual results or changed expectations.

INDUSTRY AND MARKET DATA

This Form 10-K contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other data about our industry. We obtained the industry and market data in this Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. This data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the industries in which we operate that are subject to a high degree of uncertainty, including those discussed in Item 1A (“Risk Factors”). We caution you not to give undue weight to such projections, assumptions and estimates. Further, industry and general publications, studies and surveys generally state that they have been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. While we believe that these publications, studies and surveys are reliable, we have not independently verified the data contained in them. In addition, while we believe that the results and estimates from our internal research are reliable, such results and estimates have not been verified by any independent source.

ii

Unless the context requires otherwise, references in this report to “Gaming Technologies,” the “Company,” “we,” “us,” and “our” refer to Gaming Technologies, Inc., a Delaware corporation, and its subsidiaries. All brand names or trademarks appearing in this report are the property of their respective holders.

PART I

Item 1. Business.

Business Overview

Gaming Technologies is a business to business (“B2B”) early stage gambling industry company with offices in London and New York.

We develop games, license third-party games for distribution, and operate a proprietary gaming platform that enables B2B partners to establish online gambling presences. The Company began generating revenue in 2021.

Gaming Technologies was incorporated under the laws of the State of Delaware on July 23, 2019, under the name Dito, Inc. We entered into a share-for-share exchange transaction consummated on March 18, 2020, in which all of the existing shareholders of Dito UK Limited, an English corporation, exchanged their ordinary shares in Dito UK Limited for shares of our common stock, and Dito UK Limited became our wholly owned subsidiary.

On August 10, 2018, Dito UK Limited entered into an asset sale agreement (the “Sale Agreement”) with GameTech UK Limited (“GameTech”) pursuant to a court order (the “Order”) issued by the Joint Administrators of GameTech UK Limited (in administration) on May 29, 2018. GameTech’s last full year of operations was the year ended December 31, 2016, and it had nominal revenues in such year. On May 11, 2017, administrators were appointed for GameTech, and GameTech entered insolvency proceedings. Approximately fifteen months later, the administrators of GameTech entered into the Sale Agreement with the Dito UK Limited).

On December 21, 2020, we changed our name to Gaming Technologies, Inc., and on January 7, 2021, Dito UK Limited changed its name to Gaming Technologies UK Limited (“Gaming Technologies UK”).

The Sale Agreement with GameTech included the sale of the intellectual property assets of GameTech, consisting of gaming software and a related platform. The software was acquired under the expectation that it would require significant modifications to be able to be utilized in the Company’s anticipated business model, which is gaming platform and games licensing to land-based casinos, consumer brands and media company partners. Following the acquisition of GameTech’s intellectual property assets out of receivership, we have made improvements to the core software platform. The improvements we have made include the migration of the software from physical server dependencies to cloud based deployment (via Amazon Web Services (“AWS”)) and removing the dependency on third-party applications and replacing them with AWS native alternatives. Our software also has the capability to allow games to be chained together, through a “state machine”, which allows for a wider variety of games to be created.

Regarding gambling-related regulatory oversight and licensing, some of our B2B partners will have their own gambling licenses and be fully responsible to meet their own regulatory requirements (e.g., land-based casinos). Other B2B partners (e.g., consumer brands and media companies) will rely on us to arrange for gambling licenses and share in the responsibility for meeting regulatory requirements.

Our registered office in the United States of America (the “US”) is located at 413 West 14th Street, New York, New York 10014, and our telephone number is +1 (347) 983-1227.

Gaming Technologies UK leases office facilities in London, England and is located at 184 Shepherds Bush Road, London, England W6 7NL. All of our operations are currently conducted through Gaming Technologies UK.

Our Strategy

Our core strategy is focused on licensing our gaming platform under a “platform as a service” (“PaaS”) model to B2B partners. The PaaS license we offer is based on an installation fee and revenue share agreement. While the details of such agreements will vary in each case, in general we anticipate that these agreements, once entered into, will generate revenue in three ways: (i) partners will be charged an initial setup fee, (ii) partners will be charged monthly fees for use of our platform, games and operations-related services, and (iii) we would receive an agreed upon percentage of the gross gaming revenue. To date we have entered into one such agreement as described below.

Our Platform

Our gaming platform includes a management console which provides an administrative overview of all the data in the system, which is driven by MySQL tables as well as RabbitMQ messaging queues that drive the Java microservices. The management console also contains a live risk manager which allows business to consumer (B2C) partners to detect and respond to any suspicious traffic. Possible actions upon such detection include, for example, suspending a user or banning them. In addition, the management console also contains a kill switch to stop everything and display a custom message to any connected devices.

RNG-Powered Applications

One of the platform’s key features is its RNG engine. The RNG engine’s algorithm uses the “Mersenne Twister” pseudorandom number generator.

Random number generators have applications in gambling, statistical sampling, cryptography, computer simulations and a variety of other use cases where producing an unpredictable result is desirable. In the case of gambling or playing a board game with dice, you can only generate a random numerical result by physically rolling the dice. However, you cannot do that in a virtual setting (playing a game online) without an RNG algorithm to produce a number that reflects the randomness of rolling real dice.

Any application that relies on the generation of a random number can be powered by our software. The Company’s RNG engine uses complex algorithms that have been independently certified by an arms-length software expert confirming our RNG engine produces a number that is truly and completely random.

Marketing Tools

Our platform offers our partners the ability to access data analytics tools (both proprietary and third party), which can be utilized to optimize their own digital marketing campaigns and reduce their customer acquisition costs in order to maximize their profitability.

Development of Our Business

The Company has had minimal operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. The Company has financed its working capital requirements since inception primarily through the sale of its equity securities in private placement transactions, as well as from borrowings. In private placements to “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) or to non-U.S. persons under Regulation S under the Securities Act, between February 2020 and February 2021 we sold an aggregate of 2,656,600 shares of our common stock at a price of $2.50 per share.

Share Exchange

Effective March 18, 2020, we entered into a share exchange agreement (the “Exchange Agreement”) with each of the shareholders in Gaming Technologies UK to acquire all of the outstanding ordinary shares of Gaming Technologies UK. The Exchange Agreement provided for each outstanding ordinary share of Gaming Technologies UK to be converted into 25 shares of our common stock. All of such shares were issued to non-U.S. persons pursuant to Rule 903 of Regulation S. As a result, Gaming Technologies UK became our wholly-owned subsidiary.

In connection with the Exchange Agreement, each of the shareholders also entered into a lock-up agreement with us which prohibits the sale of the shares prior to the twelfth month from the date our shares are listed on and posted for trading on a tier of the Nasdaq Stock Market. We have waived the lock-up provision to allow the selling stockholders to sell a portion of our shares that we have registered for resale under a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”).

Big Bola/vale.mx

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, we share 60% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. The foregoing description of the agreement with Big Bola is only a summary of its terms and is qualified by reference to the full agreement (and amendments) filed as an exhibit to this report.

Holiday/vale.mx

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Corporation to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Corporation’s “VALE” brand and create certain promotional materials in connection therewith for the Corporation’s use in the United States, Latin America and certain countries in the Caribbean. Pursuant to the Canelo Agreement we will, among other things, pay to Holiday a cash fee of US$1,600,000 and be responsible for paying certain other amounts as provided therein.

Intellectual Property

The Company has not filed for, nor does it own, patents related to its intellectual property. The Company has registered the following active trademarks:

Trademark:	NENX	DITO
Registered with:	EUIPO	EUIPO
Trademark number:	013036207	013116397
Type:	Word	Word
Registration date:	18/11/2014	28/12/2016
Nice Classification:	9.41	9.41

The Company also owns the following domains: dito.com, gametech.com, nenx.com, hilo.games, hilo.casino, megastars.net, megastars.app, megastars.uk, and vale.mx.

Regulatory

We are an early stage software developer and our software platform provides third party gaming companies and gaming app developers with the tools to build high quality products. We do not create the games, sell the games or operate the games in any jurisdiction. As a B2B developer of software, we believe we are not subject to the regulations that may affect other companies in the iGaming industry who interact directly with retail customers using the gaming software (i.e., companies using a B2C model). If our clients wish to sell to produce games in a regulated market, they will need to have the necessary licenses and meet the regulations within their jurisdiction. We believe the responsibility of meeting local regulatory requirements (where applicable) rests with our clients.

Employees

As an early-stage software company, we currently have no employees or employment agreements with anyone. Our sole officer and director is a non-employee officer and director of the Company who works full time on Company matters.

Additional information

Our corporate website address is www.gametech.com. Our most current SEC filings are available free of charge on our Internet website.

Item 1A. Risk Factors.

The following important risk factors, and those risk factors described elsewhere in this report or in our other filings with the SEC, could cause our actual results to differ materially from those stated in forward-looking statements contained in this document or elsewhere. These risks are not presented in order of importance or probability of occurrence. Further, the risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. Any of these risks may have a material adverse effect on our business, reputation, financial condition, results of operations, income, revenue, profitability, cash flows, liquidity or stock price.

Risks Specific to the Company

We are recently organized as an early stage company but have not yet commenced operations in our business. We expect to incur operating losses for the foreseeable future.

Gaming Technologies, Inc., was incorporated on July 23, 2019, and to date have been involved primarily in organization activities. Gaming Technologies UK, our subsidiary was formed in November 2017. We commenced revenue-generating operations in February, 2021, and have generated only minimal revenue to date. Further, we have not yet fully developed our business plan or our management team. Accordingly, we have no way to evaluate the likelihood that our business well be successful. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to our software and market acceptance by our intended clients. There is no operating history upon which to base any assumption as to the likelihood that we will prove successful and there is no assurance we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a limited operating history which makes it difficult to accurately evaluate our business prospects.

We have a no operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that the Company will achieve or sustain profitability. The Company’s prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including, but not limited to, our success in attracting necessary financing, establishing credit or operating facilities, the success of our products, our ability to develop new products, our ability to successfully market our products and attract repeat and new customers, our ability to control operational costs, and the Company’s ability in retaining motivated and qualified personnel, legal and regulatory developments in the jurisdictions in which we operate, as well as the general economic conditions which affect such businesses. We cannot assure you that the Company will successfully address any of these risks.

We do not have adequate capital to fund our business and may need additional funding to continue operations. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our product development programs or commercialization efforts and could cause our business to fail.

We have limited capital available to us. Our entire original capital has been fully expended and if additional costs cannot be funded from borrowings or capital from other sources, then our financial condition, results of operations, and business performance would be materially adversely affected. We will require additional capital for the development of our business operations and commercialization of our planned products. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain additional funding in order to continue our operations. We may not be able to raise needed additional capital or financing due to market conditions or for regulatory or other reasons. There can be no guarantee that the necessary funds will be available on a timely basis, on favorable terms, or at all, or that such funds, if raised, would be sufficient. Even if additional funds are raised by issuing equity securities, dilution to the then existing shareholdings would result. We cannot assure that we will have adequate capital to conduct our business. If additional funding is not obtained, we may need to reduce, defer or cancel software development efforts, sales and marketing, and overhead expenditures to the extent necessary. The failure to fund our operating and capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Our business plan is speculative.

Our business is speculative and subject to numerous risks and uncertainties. The development of products, including current products, may not succeed in a commercial setting or result in revenue due to functional failures, lack of acceptance or demand from the marketplace, technological inefficiencies, competition or for other reasons. There is no assurance that we will generate significant revenues, and even if we do there can be no assurances that we will generate a profit.

We may not be successful in raising additional capital necessary to meet expected increases in working capital needs. If we raise additional funding through sales of equity or equity-based securities, your shares will be diluted. If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or seek bankruptcy protection or be subject to an involuntary bankruptcy petition.

Since inception through December 31, 2020, the Company did not generate revenues and has incurred losses and has an accumulated deficit of $7,966,193 as of December 31, 2020. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

Our auditors have indicated that these conditions raise substantial doubt about the Company’s ability to continue as a going concern. We urge you to review the additional information about our liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this document below. If our business ceases to continue as a going concern due to lack of available capital or otherwise, it could have a material adverse effect on our results of operations, financial position, and liquidity.

We have material weaknesses and other deficiencies in our internal control and accounting procedures.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and 2019 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

In addition, as of December 31, 2020 and 2019, our management concluded that we had a material weakness in internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

Failure to develop our internal controls over financial reporting could have an adverse impact on us.

We need to develop and implement internal control systems and procedures. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish appropriate controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our Common Stock.

If we were to lose the services of our key personnel, we may not be able to execute our business strategy.

Our success is substantially dependent on the performance of Jason Drummond, who has significant experience in the technology and financial sectors and would be difficult to replace. The loss of Mr. Drummond would have a material adverse impact on us. Until we add additional officers and directors with the technical knowledge and financial expertise to move our business plan forward, we will be solely dependent upon Mr. Drummond for the direction, management and daily supervision of our operations. The inability to retain Mr. Drummond at this crucial juncture in our Company’s development, and our ability to replace Mr. Drummond in a timely manner would have a material adverse effect on our business and, accordingly, would negatively impact our financial condition and operating results.

If we are unable to hire, retain or motivate qualified personnel, consultants, independent contractors, and advisors, we may not be able to grow effectively.

Our performance will be dependent on the talents and efforts of highly skilled individuals, including Mr. Drummond. The loss of Mr. Drummond, or one or more members of our management team or other key employees or consultants, as and when they are hired, could materially harm our business, financial condition, results of operations and prospects. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization. We face competition for personnel and consultants from other companies, universities, public and private research institutions, government entities and other organizations. If we do not succeed in attracting excellent personnel or in retaining or motivating them, we may be unable to grow effectively. We cannot assure that any skilled individuals will agree to become an employee, consultant, or independent contractor of the Company. Our inability to retain their services could negatively impact our business and our ability to execute our business strategy.

Our products may not achieve broad market acceptance if we cannot compete successfully, limiting our ability to generate revenue and grow profits.

Our ability to generate significant revenue and profits depends on the acceptance of our products by customers. The market acceptance of any product depends on a number of factors, including but not limited to awareness of a product’s availability and benefits, features, safety and security, perceptions by the industry, the price of the product, competing products, and the effectiveness of marketing and distribution efforts. To remain competitive, we must continue to innovate, further enhancing and improving the responsiveness, functionality, accessibility, and other features of our software platform. The success of our business depends on our ability to anticipate and respond to technological changes and customer preferences in a timely and cost-effective manner. Any factors preventing or limiting the market acceptance of our products could have a material adverse effect on our business, results of operations and financial condition.

If we fail to attract new customers and maintain our active customers, our growth may be impaired.

Our future profitability and growth depends upon our ability to establish an active customer base in a cost-effective manner. We must attract and maintain clients in order to maintain and build profitability. Although we will spend resources on marketing and related expenses, there are no assurances that these efforts will be cost effective in building our B2B business model. Failure to maintain a level of active clients could have an adverse effect on our business and operations.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than us.

We face intense and increasing competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new and enhanced services by our competitors. Some of its existing and potential competitors, including GAN, Ltd, Evolution Gaming Group AB, and DraftKings, Inc. , are better established, benefit from greater name recognition and have significantly greater financial, technical, sales, and marketing resources than us. In addition, some competitors, particularly those with a more diversified revenue base, may have greater flexibility than us to compete aggressively based on price and other contract terms. New competitors may emerge through acquisitions or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or make it more difficult to grow our business profitably.

If we are unable to adapt to changing technologies and user preferences it may have a negative impact on player numbers and affect our business operations and financial performance.

In an industry that is characterized by the development of new products, technologies and end-user practices, we must invest significant resources in software development to be innovative and to enhance our technology, products and services. If we fail to adapt to changing market needs and developing opportunities, it may have an impact on our ability to attract and retain clients which could adversely impact the business operations and financial performance. As technology evolves our platform may not support new devices. Users may shift from using an iOS or Android device and require access to our products via a desktop computer or other devices. Our products may not be well-suited for use on other devices. This may have a negative impact on client numbers if our platform is not enhanced to reflect new or changing client preferences.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be materially adversely affected.

We cannot be certain that the steps we may take in the future to protect, register and enforce our intellectual property rights, if any, will be adequate or that third parties will not infringe or misappropriate our proprietary rights, if any. We face the risk that the use and exploitation of our intellectual property rights, including rights relating to its proprietary software, may infringe the intellectual property rights of a third party. We also face the risk that our intellectual property rights may be infringed by a third party, and there can be no assurance that we will successfully prevent or restrict any such infringing activity. The costs incurred in bringing or defending any infringement actions may be substantial, regardless of the merits of the claim, and an unsuccessful outcome may result in royalties or damages being payable and/or our being required to cease using any infringing intellectual property or embodiments of any such intellectual property (such as software).

If any of our intellectual property is held to be infringing, there can be no assurance that we will be able to develop alternative non-infringing intellectual property. There can be no assurance that third parties will not independently develop or have not so developed similar or equivalent software to our proprietary software, or will not otherwise gain access to our source code, software or technology or obtain (on favorable terms or at all) alternative non-infringing intellectual property. There can be no assurance that our intellectual property is valid, or enforceable and such intellectual property may be subject to challenge or circumvention by third parties. We have not registered any of our intellectual property rights, no assurance can be provided that any such rights are registrable, and no assurance can be given that any applications for registration made by us will be successful, as applied for or at all.

We face the risk that third parties will claim that we infringe on their intellectual property rights, which could result in costly license fees or expensive litigation.

Other companies, individuals or third parties may claim that we are making use of or exploiting software or database design components that infringe their intellectual property rights. The costs incurred in defending any infringement actions may be substantial, regardless of the merits of the claim, and an unsuccessful outcome for us may result in royalties or damages being payable and/or our being required to cease using any infringing intellectual property or embodiments of any such intellectual property (such as software). It may also affect our relationships with current or future customers, delay or stop new sales, and divert the attention of management and other human resources. If any of our technology is held to be in breach, there can be no assurance that we will be able to develop alternative non-infringing intellectual property in a timely manner.

Customer complaints regarding our products and services could hurt our business.

From time to time, we may receive complaints from customers regarding the quality of products sold by us. We may in the future receive correspondence from customers requesting reimbursement or refunds. Certain dissatisfied customers may threaten legal action against us if no reimbursement is made. We may become subject to product liability lawsuits from customers alleging harm because of a purported defect in our products or services, claiming substantial damages and demanding payments from us. We are in the chain of title when we supply or distribute products, and therefore are subject to the risk of being held legally responsible for them. These claims may not be covered by our insurance policies. Any resulting litigation could be costly for us, divert management attention, and could result in increased costs of doing business, or otherwise have a material adverse effect on our business, results of operations, and financial condition. Any negative publicity generated as a result of customer frustration with our products or services, or with our websites, could damage our reputation and diminish the value of our brand name, which could have a material adverse effect on our business, results of operations and financial condition.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be materially adversely affected to the extent our reputation is damaged. Issues that may give rise to reputational risk include, but are not limited to, failure of our products to perform effectively, failure to deal appropriately with legal and regulatory requirements in any jurisdiction (including as may result in the issuance of a warning notice or sanction by a regulator or the commission of an offence (whether civil, criminal, regulatory or other) by us or any of our officers, directors, intellectual property theft or intellectual property infringement, factually incorrect reporting, staff difficulties, fraud, technological delays or malfunctions, the inability to respond to a disaster, privacy issues, record-keeping, sales and trading practices, money-laundering, bribery and corruption, the credit, liquidity and market risks inherent in our business and the activities of our affiliates.

We may be subject to hacker intrusion, distributed denial of service attacks, malicious viruses, and other cyber-crime attacks.

Our business may be adversely affected by distributed denial of service (“DDoS”) attacks, and other forms of cyber-crime, such as attempts by computer hackers to gain access to our systems and databases that may lead to exposure of sensitive data or cause its sites to fail and/or disrupt customers’ experience of its products and services. A successful attack may also attempt to extort money from the business by interfering with its ability to connect with its customers. The interference often occurs without warning resulting in a negative experience that its customers will associate with us. If our efforts to combat these DDoS attacks and other forms of cyber-crime are unsuccessful, our reputation may be harmed, and our customers’ ability to access the platform may be impaired. We are also susceptible to a wide range of known, unknown and evolving malicious viruses. While we believe that our servers and production environment are adequately protected, no assurance can be given that our servers and production environment will not be impacted by malicious viruses. Any hacker intrusion, DDoS, installation of a malicious virus or cyber-crime attack could result in a decline in user traffic and associated revenues, which would have a material adverse effect on the business operations and financial performance.

Dependence on Key Suppliers and Third Parties

We are dependent on outside suppliers for certain key services including storage, data back-up and integration with electronic wallets. While no one supplier or service provider is irreplaceable, should any of our key suppliers fail to supply these services and we fail to secure such services from an alternative supplier, our reputation and financial position could be materially and adversely affected. It may also be that any alternative suppliers will only make available their services at a significantly higher price than the Company is presently paying, thereby reducing the Company’s ability to generate profit. In addition, we engage several providers of third- party hosting, gaming, and payment processing services. In the event that there is any interruption to the products or services provided by such third parties, or if there are problems in supplying the products or if one or more ceased to be provided or only provided on onerous terms to us, this could have an adverse effect on the business operation and performance.

Our financial results may be adversely affected by currency fluctuations.

We will generate revenues in a variety of currencies, including the Euro, Sterling, and the US Dollar. As a result, some of our financial assets may be denominated in these currencies and fluctuations in these currencies could adversely affect its financial results. We do not currently engage in any currency hedging transactions intended to reduce the effect of fluctuations in foreign currency exchange rates on its results of operations. If we were to determine that it was in our best interests to enter into any currency hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on its results of operations. Currency hedging may also generate complex accounting issues. In addition, if, for any reason, exchange or price controls or other restrictions on the conversion of one currency into another currency were imposed, our business could be adversely affected. Although exposure to currency fluctuations to date have not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently, our business, operating results and financial condition.

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

Our sole executive officer and director and several stockholders together beneficially own a majority of our outstanding Common Stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not have any independent directors, nor an audit committee, a compensation committee or a corporate governance committee.

At present, we do not have any independent directors, and our board of directors does not have an audit committee, a compensation committee or a nominating/corporate governance committee. Our sole director is Jason Drummond, who is our chief executive officer and chief financial officer. Because we have no independent directors and only a single director, we do not have any checks and balances on Mr. Drummond, which may make it difficult for us to develop internal controls, to cure material weaknesses in internal controls and to raise money in the financial markets.

Jason Drummond, our sole officer and director, resides outside of the US, it may be difficult for an investor to enforce any right based on US federal securities laws against Mr. Drummond, or to enforce a judgment rendered by a US court against Mr. Drummond.

Our sole officer and director, Jason Drummond, is a non-resident of the US. Therefore, it may be difficult to effect service of process on Mr. Drummond in the US, and it may be difficult to enforce any judgment rendered against Mr. Drummond. Accordingly, it may be difficult or impossible for an investor to bring an action against Mr. Drummond, in the case that an investor believes that such investor’s rights have been infringed under the US securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws may render that investor as unable to enforce a judgment against the assets of Mr. Drummond. As a result, our shareholders may have more difficulties in protecting their interests through actions against our management, director or major shareholder, compared to shareholders of a corporation whose officers and directors reside within the US. Mr. Drummond’s principal assets are located in the UK.

Jason Drummond, as our officer and sole director, may determine and award director fees and management compensation in his sole discretion.

There is currently no formal compensation agreement with our sole officer Jason Drummond, who is also our sole director. Until we have a compensation arrangement in place with Mr. Drummond and additional directors are added to our board of directors (our “Board”), Mr. Drummond has the power to set his own compensation as management and distribute director fees in his sole discretion. There can be no assurance that we will enter into a formal compensation agreement with Mr. Drummond on favorable terms to the Company or any agreement at all and that additional members will be added to our Board. Any management compensation and/or director fees he awards himself could have an adverse effect on our cash reserves or net profit, if any.

Risks Related to the Industry

Economic conditions and current economic weakness.

Any economic downturn, either globally or locally in any area in which we operate or where our customers reside, in particular the UK and US and Mexico, may have an adverse effect on demand for our software platform once it is released. A more prolonged economic downturn may lead to an overall decline in the volume of our sales, restricting our ability to realize a profit. If economic conditions remain uncertain, we might see lower levels of growth than anticipated, which might have an adverse impact on our operations and business results.

The laws and regulations concerning data privacy and data security are continually evolving; failure to comply with these laws and regulations could harm our business.

We collect and store significant amounts of information about customers who use our technologies, including both personally identifying and non-personally identifying information. We are subject to laws from a variety of jurisdictions regarding privacy and the protection of this customer information. For example, the EU has traditionally taken a broader view than the US and certain other jurisdictions as to what is considered personal information, and has imposed greater obligations under data privacy regulations.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future. The US government, including the Federal Trade Commission and the Department of Commerce, is continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices, and the EU has proposed reforms to its existing data protection legal framework. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers to solicit, collect and provide us with information regarding our customers that is necessary for compliance with these various types of regulations.

If we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition and harm our business. If regulators, the media or consumers raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, and negatively impact our financial condition and damage our business.

In the area of information security and data protection, many jurisdictions have passed laws requiring notification when there is a security breach for personal data or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to implement. Our security measures and standards may not be sufficient to protect personal information and we cannot guarantee that our security measures will prevent security breaches. A security breach that compromises personal information could harm our reputation and result in a loss of customer confidence in our products and ultimately in a loss of customers, which could adversely affect our business and impact our financial condition. This could also subject us to liability under applicable security breach-related laws and regulations and could result in additional compliance costs, costs related to regulatory inquiries and investigations, and an inability to conduct our business.

Tax status and changes to regulations could affect our business.

We cannot guarantee that any tax audit or tax dispute to which we may be subject in the future will result in a favorable outcome. There is a risk that any such audit or dispute could result in additional taxes payable by us as well as negative publicity and reputational damage. In any such case, substantial additional tax liabilities and ancillary charges could be imposed on us which could increase our effective tax rate. Our effective tax rate may also be affected by changes in, or the interpretation of tax laws, including those tax laws relating to the utilization of capital allowances, net operating losses and tax loss or credit carry forwards, as well as management’s assessment of certain matters, such as the ability to realize deferred tax assets. The Company’s effective tax rate in any given financial year reflects a variety of factors that may not be present in the succeeding financial year or years. An increase in our effective tax rate in future periods could have a material adverse effect on our financial condition and results of operations.

Systems failures, disruptive events or delays could materially harm the Company’s business.

Our operations will be highly dependent on the internet, mobile networks and AWS. The efficient and uninterrupted operation of the Internet, mobile networks and AWS, on which we rely, and our ability to provide customers with reliable, real-time access to our services, is fundamental to the success of our business. Any damage, malfunction, failure or interruption of, or to the Internet, mobile networks or AWS could result in a lack of confidence in our services and a possible loss of customers to our competitors, or could expose us to higher risk or losses, with a consequential material adverse effect on our operations and results. If our connection to mobile networks or the Internet is interrupted or not available, we may not be able to provide customers with our products and services.

Our systems and networks may also fail because of other events, such as:

•	fire, flood, or natural disasters;

•	power or telecommunications failure;

•	computer hacking activities; and

•	acts of war or terrorism.

AWS has a number of systems in place in the event of a system failure. It is important to note that the services that we depend on via AWS are segregated from one another, and if one system fails, another replaces it automatically within minutes. It is further important to distinguish that each AWS deployment is relevant to each individual client, meaning that multiple AWS regions are used (currently available on every continent). The probability of a complete systems failure with AWS is unlikely but possible.

To date there has been no significant malfunctioning of the internet, mobile networks and AWS, however, any such event could result in a lack of confidence in our services, and result in a loss of existing customers in addition to exposing us to potential liabilities. Any one of these challenges could result in a material adverse effect on our operations and financial results.

Our current operations are international in scope and expansion can create a variety of potential operational challenges.

With business operations in the UK and the US and with intentions to grow, our offices, personnel and operations may be further dispersed around the world. In connection with such expansion, we may face a number of challenges, including costs associated with developing software and providing support in additional languages, varying seasonality patterns, potential adverse movement of currency exchange rates, longer payment cycles and difficulties in collecting accounts receivable in some countries, tariffs and trade barriers, a variety of regulatory or contractual limitations on our ability to operate, adverse tax events, reduced protection of intellectual property rights in some countries and a geographically and culturally diverse workforce and customer base. Failure to overcome any of these challenges could negatively affect our business and results of operations.

The outbreak of the COVID-19 pandemic may impact our plans and activities.

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although we have not experienced any significant disruption to its business to date, these conditions could significantly negatively impact our business in the future. The extent to which the COVID-19 outbreak ultimately impacts our business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume.

Even after the COVID-19 outbreak has subsided, we may be at risk of experiencing a significant impact to our business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future. Currently, capital markets have been disrupted by the crisis, as a result of which the availability, amount and type of financing available to us in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors. We intend to continue to monitor the situation and may adjust our current business plans as more information and guidance become available.

Public Company Risks

We are an “emerging growth company” and “smaller reporting company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of Sarbanes-Oxley, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Common Stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares of Common Stock held by non-affiliates exceeds $250 million as of the end of the second fiscal quarter of that year, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares of Common Stock held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter of that year.

We will incur increased costs as a result of being a public company in the US and our management expects to devote substantial time to public company compliance programs.

As a public company in the US, we will incur significant legal, insurance, accounting and other expenses that we do not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on US public companies. The Company will need to ensure its financial and management control systems are able to meet the requirements of a public company. Areas such as financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems will need to be compliant with reporting obligations. Our management and administrative staff will need to devote a substantial amount of time to compliance with these requirements. We may need to hire qualified personnel to address these issues. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We intend to obtain directors’ and officers’ liability insurance coverage, which will increase our insurance cost significantly. In the future, it may be more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board, particularly to serve on our audit committee and compensation committee.

We are required to make a formal assessment of the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley and will require management to certify financial and other information in our annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. We will also need to continue to improve our control processes as appropriate, validate through testing that our controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any material weakness could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

Currently, there is no established public market for our securities, and there can be no assurances that any established public market will ever develop, and our Common Stock is likely to be subject to significant price fluctuations.

Prior to the date of this Form 10-K, there has not been any established trading market for our Common Stock. On March 3, 2021, our common stock was approved by FINRA for quotation on the OTC Pink market under the symbol “GMGT.” However, trading of our common stock has been extremely limited to date, and there is as yet no established trading market for our common stock. The potential market for our common stock is currently extremely limited and the liquidity of our shares may be severely limited.  There can be no assurance that an active market for our shares will ever be established or, if ever established, will continue.

Our stock may not be approved for quotation on the OTCQB. If our stock becomes quoted on the OTCQB, we could subsequently be removed from the OTCQB if we fail to remain current with our financial reporting requirements.

We have applied to have our common stock quoted on the OTCQB tier of OTC Markets Inc. There can be no assurance that our application will be approved. Companies trading on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB. If we become quoted on the OTCQB, but we fail to remain current in our reporting requirements, we would be removed from the OTCQB. As a result, the market liquidity of our securities could be severely adversely affected by limiting the ability of broker-dealers to trade our securities and the ability of stockholders to sell their securities in the secondary market.

Liquidity of Common Stock and price volatility.

We have applied to have our Common Stock traded on the OTCQB but can give no assurance that an active trading market for our Common Stock will develop, or if such a market develops, that it will be sustained. If an active trading market does not develop or is not maintained, the liquidity and trading price of our Common Stock could be adversely affected, and investors may have difficulty selling their Common Stock.

A significant number of shares are currently subject to a lock-up provision and not currently eligible for resale; however, we may waive the lock-up provision and allow the sale of those shares in our sole discretion which could negatively affect the price of our shares.

Currently, 17,750,526 shares of our outstanding Common Stock are subject to a lock-up provision and not currently eligible for resale by our stockholders. We may waive the lock-up provision in our sole discretion and if we elect to waive the lock-up restriction and if our stockholders whose shares are, or hereafter become, eligible for resale sell, or indicate an intention to sell, substantial amounts of our Common Stock in the public market, the trading price or value of our Common Stock could decline.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

We will attempt, through a broker-dealer and its clearing firm, for our Common Stock to become eligible with the Depository Trust Company (“DTC”) to permit our shares to trade electronically. If an issuer is not “DTC- eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCQB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions). There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

Future sales of shares of our Common Stock or the perception that these sales may occur, may depress our stock price.

The market price of our Common Stock could decline significantly as a result of sales of a large number of shares of our Common Stock in the market. In addition, if our significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our Common Stock could decline. Any issuance of additional Common Stock, or Common Stock equivalents by us would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount to the then-current trading price of our Common Stock. Moreover, the perception in the public market that stockholders may sell shares of our stock or that we may issue additional shares of Common Stock could depress the market for our shares and make it more difficult for us to sell equity securities at any time in the future if at all.

We may issue additional shares of Common Stock and/or preferred stock without stockholder approval, which would dilute the current holders of our Common Stock. In addition, the exercise or conversion of securities that may be granted in the future would further dilute holders of our Common Stock.

Our Board has authority, without action or vote of our shareholders, to issue shares of common and preferred Stock. We may issue shares of our Common Stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our Common Stock. These issuances would dilute our stockholders’ ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our Common Stock.

The rights of the holders of our Common Stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our Board the right to create one or more new series of preferred stock. As a result, our Board may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our Common Stock. Preferred stock, which could be issued with the right to more than one vote per share, would dilute the rights of our Common Stockholders and could be used to discourage, delay or prevent a change of control of our company, which could materially adversely affect the price of our Common Stock. The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share, however no preferred shares have been designated by the Company as of April 12, 2021.

Our Common Stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in the stock.

Rule 3a51-1 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) confirms that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our Common Stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker or dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We do not anticipate paying dividends in the foreseeable future.

We do not currently pay dividends and do not anticipate paying any dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board, subject to compliance with applicable laws and covenants under any future credit facility, which may restrict or limit our ability to pay dividends. Payment of dividends will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board may deem relevant at that time. Unless and until we declare and pay dividends, any return on your investment will only occur if our share price appreciates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s address in New York is 413 West 14th Street, New York, New York 10014, and our telephone number is +1 (347) 983-1227. The Company’s offices are rented under a month-to month-lease.

The Company also leases office facilities in London, England, and is located at 184 Shepherds Bush Road, London, England W6 7NL.

The Company did not have any other leases with initial terms of 12 months or more as of December 31, 2020.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. Currently there are no legal proceedings, government actions, administrative actions, investigations or claims are currently pending against us or that involve the Company or any of its affiliates which, in the opinion of the management of the Company, could reasonably be expected to have a material adverse effect on its business or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is currently no public market for our shares of Common Stock. On March 3, 2021, our common stock was approved by FINRA for quotation on the OTC Pink market, which is an interdealer quotation system maintained by OTC Markets Group Inc., under the symbol “GMGT.” However, trading of our common stock has been extremely limited to date, and there is as yet no established trading market for our common stock. The potential market for our common stock is currently extremely limited and the liquidity of our shares may be severely limited. There can be no assurance that an active market for our shares will ever be established or, if ever established, will continue.

We have applied for quotation of our Common Stock on the OTCQB market tier of OTC Markets Group Inc.; however, we cannot assure you that our application will be approved.

Shareholders

As of April 12, 2021, there were 64 holders of record of our Common Stock.

Dividends

We have never paid a cash dividend on our Common Stock since inception. The payment of dividends may be made at the discretion of our Board, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The payment of dividends on our Common Stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our Common Stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and related notes appearing elsewhere in this Form 10-K. In addition to historical information, this discussion and analysis here and throughout this Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A (“Risk Factors”) and elsewhere in this Form 10-K.

Overview

As a result of the transaction with GameTech UK Limited as described elsewhere in this Form 10-K, the Company is now a mobile games developer and publisher with offices in London and New York.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

Background and Basis of Presentation

Gaming Technologies, Inc. was incorporated in the State of Delaware on July 23, 2019 under the name Dito, Inc. and on December 21, 2020 amended its name to Gaming Technologies, Inc. Effective as of March 18, 2020, Gaming Technologies, Inc. completed a Share Exchange Agreement (the “Exchange Agreement”) to acquire all of the outstanding ordinary shares of Gaming Technologies UK that provided for each outstanding ordinary share of Gaming Technologies UK to be effectively converted into 25 shares of common stock of Gaming Technologies, Inc., As a result, Gaming Technologies UK became our wholly-owned subsidiary in a recapitalization transaction, as described below. Gaming Technologies UK was originally formed on November 3, 2017, in the United Kingdom as Dito UK Limited for the purpose of software development.

For financial reporting purposes, the Exchange Agreement was accounted for as a combination of entities under common control (the “Combination”), as Gaming Technologies, Inc. was formed by Gaming Technologies UK, with the objective of Gaming Technologies UK becoming a wholly-owned subsidiary of Gaming Technologies, Inc., and the resultant parent company being domiciled in the United States. As a result of the Combination, the former stockholders of Gaming Technologies UK became the controlling shareholders of Dito, Inc., and the Gaming Technologies UK management and board members became the management and board members of Gaming Technologies, Inc.

Accordingly, the consolidated financial statements presented herein for all periods are based on the historical financial statements of each of Gaming Technologies, Inc. and Gaming Technologies UK. The stockholders’ equity section of the Gaming Technologies, Inc. balance sheet has been retroactively restated for all periods presented to reflect the accounting effect of the Combination. The net loss per share and weighted average common shares outstanding information presented herein also reflects this retroactive restatement for all periods presented. All costs associated with the Combination were charged to operations as incurred.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has had no operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows.

During the year ended December 31, 2020 the Company incurred a net loss of $7,211,817, utilized cash in operating activities of $924,917, and had an accumulated deficit of $7,966,193 as of December 31, 2020. During the year ended December 31, 2019 the Company incurred a net loss of $636,033, utilized cash in operating activities of $431,166, and had an accumulated deficit of $754,376 as of December 31, 2019. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

As of December 31, 2020, the Company had cash of $1,946,232, which included $2,628,000 from the sale of Common Stock in a series of private placements in the fourth quarter of 2020.

As of December 31, 2019, the Company had cash of $320,402, which included $302,500 from the sale of Common Stock in December 2019. Subsequently, in January and February 2020, the Company raised an additional $210,000 from the sale of Common Stock, bringing the total amount raised in this equity financing to $512,500.

The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company’s business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company’s business during 2021 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the COVID-19 pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company’s business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such formal agreements as of December 31, 2020.

Costs and expenses incurred that represented 10% or more of general and administrative costs for the year ended December 31, 2020 consisted of stock compensation expense representing approximately 88% of total general and administrative costs for that period.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019 presented elsewhere in this Form 10-K, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Gaming Technologies, Inc. is subject to US federal income taxes and income taxes of the State of New York. The Company’s operations in the US through December 31, 2020 were nominal.

Gaming Technologies UK is subject to taxation in the UK. As a foreign corporation, Gaming Technologies UK is not consolidated with Gaming Technologies, Inc. in the Company’s US federal tax filings.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company issues Common Stock and intends to issue stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the Common Stock on the grant date, and the estimated volatility of the Common Stock. Estimated volatility will be based on the historical volatility of the Company’s Common Stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies. The risk-free interest rate will be based on the US Treasury yield curve in effect at the time of grant. The fair market value of the Common Stock will be determined by reference to the quoted market price of the Company’s Common Stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in general and administrative costs or in software development costs, as appropriate, in the Company’s consolidated statements of operations. The Company will issue new shares of Common Stock to satisfy stock option exercises.

As of December 31, 2020, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non- owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company’s comprehensive income (loss) for the years ended December 31, 2020 and 2019 consists of foreign currency translation adjustments.

Software Development Costs

Due to the significant uncertainty with respect to the successful development of commercially viable products based on the Company’s development efforts, all software development costs incurred with respect to the Company’s mobile gaming platform are charged to operations as incurred.

Intellectual Property

Intellectual property, consisting of software, is recorded at cost. Amortization of intellectual property is provided using the straight-line method over an estimated useful life of three years.

The Company recognizes amortization of intellectual property in software development costs in the Company’s consolidated statement of operations.

Foreign Currency

The accompanying consolidated financial statements are presented in US dollars (“USD”). The functional currency of Dito UK, the Company’s foreign subsidiary, is the British Pound (“GBP”), the local currency in the UK. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the years ended December 31, 2020 and 2019. The resulting translation adjustments are recorded as a component of shareholders’ equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. As small business filer, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of adopting ASU-2016-13 on the Company’s financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective for public companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Management has not yet evaluated the effect that the adoption of ASU 2020-06 will have on the Company’s consolidated financial statement presentation or disclosures subsequent to its adoption.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission, did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements and related disclosures.

Plan of Operation

The Company specializes in the rapidly growing financial, gaming and entertainment sectors. Once development is complete, the Company intends to license its software platform to mobile gaming operators and developers to enable rapid development of new games.

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, we share 60% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues.

Results of Operations

As of December 31, 2020 and December 31, 2019, the Company had not yet commenced any revenue-generating operations, did not have any positive cash flows from operations, and was dependent on its ability to raise equity capital to fund its operating requirements.

Operating Expenses

The Company generally recognizes operating costs and expenses as they are incurred in two general categories, software development costs and expenses and general and administrative costs and expenses. The Company’s operating costs and expenses also include non-cash components related to depreciation and amortization of property and equipment, and intellectual property, which are allocated, as appropriate, to software development costs and expenses and general and administrative costs and expenses.

Software development costs and expenses consist primarily of fees paid to consultants and amortization of intellectual property. Management expects software costs and expenses to increase in the future as the Company increases its efforts to develop technology for potential future products based on its technology and research.

General and administrative costs and expenses consist of fees for directors and officers, and their affiliates, as well as legal and other professional fees, depreciation and amortization of property and equipment, lease and rent expense, and other general corporate expenses. Management expects general and administrative costs and expenses to increase in future periods as the Company adds personnel and incurs additional costs related to its operation as a public company, including higher legal, accounting, insurance, compliance, compensation and other costs.

Years Ended December 31, 2020 and 2019

The Company’s consolidated statements of operations for the years ended December 31, 2020 and 2019, as discussed herein, are presented below.

	Years Ended December 31,
	2020	2019

Revenues	$–	$–
Costs and expenses
Software development	128,563	163,786
General and administrative
Officers, directors, affiliates and other related parties	417,094	289,823
Others	6,647,146	174,989
Total costs and expenses	7,192,803	628,598
Loss from operations	(7,192,803)	(628,598
Other income (expense)
Interest expense	(3,046)	(7,958
Foreign currency gain	(15,968)	523
Total other expense, net	(19,014)	(7,435
Net loss	(7,211,817)	(636,033
Foreign currency translation adjustment	(21,512)	(2,522
Comprehensive loss	$(7,233,329)	$(638,555
Net loss per common share – basic and diluted	$(0.28)	$(0.04)
Weighted average common shares outstanding – basic and diluted	25,699,190	15,514,647

Revenues. The Company did not have any revenues for the years ended December 31, 2020 and 2019.

Software Development Costs and Expenses. For the year ended December 31, 2020, software development costs and expenses were $128,563, which consisted of development costs paid to contractors of $67,505 and amortization of intellectual property of $61,058.

For the year ended December 31, 2019, software development costs and expenses were $163,786, which consisted of development costs paid to contractors of $102,981 and amortization of intellectual property of $60,805.

Software development costs and expenses decreased by $35,223 or 22% in 2020 as compared to 2019, primarily as a result of a decrease in amortization of intellectual property as the end of the expected useful life of the underlying assets was approached.

General and Administrative Costs and Expenses. For the year ended December 31, 2020, general and administrative costs and expenses were $7,064,240, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $417,094, stock compensation expense of $5,875,000, legal and accounting fees to non-related parties of $599,957, depreciation and amortization of property and equipment of $8,936, lease and rent expense of $51,071, transfer agent fees of $28,474, consulting fees of $72,703, and other operating costs of $11,005.

For the year ended December 31, 2019, general and administrative costs and expenses were $464,812, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $289,823, legal and accounting fees to non-related parties of $92,898, depreciation and amortization of property and equipment of $6,590, lease and rent expense of $46,824, and other operating costs of $28,677.

General and administrative costs increased by $6,599,428 or 1,420% in 2020 as compared to 2019, primarily as a result of stock compensation expense of $5,875,000.

Interest Expense. For the year ended December 31, 2020, the Company had interest expense of $3,046, as compared to interest expense of $7,958 for the year ended December 31, 2019, primarily as a result of interest on notes payable.

Foreign Currency Gain (Loss). For the year ended December 31, 2020, the Company had a foreign currency loss of $15,968, as compared to a foreign currency gain of $523 for the year ended December 31, 2019, as a result of A decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the year ended December 31, 2020, the Company incurred a net loss of $7,211,817, as compared to a net loss of $636,033 for the year ended December 31, 2019.

Foreign Currency Translation Adjustment. For the year ended December 31, 2020, the Company had a foreign currency translation adjustment of $(21,512), as compared to a foreign currency translation adjustment of $(2,522) for the year ended December 31, 2019. The foreign currency translation adjustment is a result of fluctuations between the GBP, the functional currency of the Company’s UK subsidiary, and the USD, the reporting currency of the Company.

Comprehensive Loss. For the year ended December 31, 2020, the Company incurred a comprehensive loss of $7,233,329, as compared to a comprehensive loss of $638,555 for the year ended December 31, 2019.

Liquidity and Capital Resources – December 31, 2020 and December 31, 2019

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in Item 6 (“Selected Financial Data”), the Company has had no operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “—Going Concern”).

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2020, the Company had a working capital of $1,586,238, as compared to working capital of $154,594 as of December 31, 2019, reflecting an increase in working capital of $1,431,644 for the year ended December 31, 2020. The increase in working capital during the year ended December 31, 2020 was primarily the result of an increase in cash on hand due to the sale of common stock in the fourth quarter of 2020.

As of December 31, 2019, the Company had working capital of $154,594, as compared to working capital of ($243,886) as of December 31, 2018, reflecting an increase in working capital of $398,480 for the year ended December 31, 2019. The increase in working capital during the year ended December 31, 2019 was primarily the result of proceeds from the sale of Common Stock of $567,721 and the conversion of notes payable to related parties into the Company’s Common Stock, offset by working capital being utilized to fund the Company’s ongoing operating expenses.

As of December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of Common Stock in 2020. As of December 31, 2019, the Company had cash of $320,402, reflecting cash of $302,500 from the sale of Common Stock in December 2019.

The Company has not yet generated any net revenue from operations. The Company estimates that its working capital requirements for the next twelve months to be approximately $1,200,000, or $100,000 per month.

The working capital budget will enable the Company to support the existing monthly operating cost of the Company currently approximately $40,000 per month, the monthly (and quarterly) accounting and US securities filing costs estimated at $20,000 per month and a sales and marketing budget of $40,000 per month to engage in a sales and marketing campaign to sell licenses of the Company’s software platform to third parties.

During the year ended December 31, 2020, the Company completed a series of private placements of its Common Stock, with proceeds totaling $2,628,000. See Item 1 (“Business—The Private Placements and Share Exchange”). The Company believes that resulting working capital will be sufficient to fund the Company’s operations for the next twelve months.

Since acquiring the software platform, the Company has successfully carried out development to port the software platform from its former physical server dependencies and reliance on third parties for hardware management and deployment to a cloud-based platform where deployment is automated through the use of infrastructure as code. To make the Company’s software platform work for B2B licensees, the Company has modified the software to enable remote management by system administrators of prospective licensees. Previously, the platform was B2C-focused, with outsourced management and deployment. As a result of this software development, the Company expects to be able to monetize its software platform by selling licenses to third parties.

The Company’s ability to raise additional funds through equity or debt financings or other sources may depend on the stage of development of the software platform, the commercial success of the software, and financial, economic and market conditions and other factors, some of which are beyond the Company’s control. No assurance can be given that the Company will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on the Company’s future financing and operating activities. If the Company requires additional capital and is unsuccessful in raising that capital, the Company may not be able to continue the development of its software platform and continue to advance its growth initiatives, or ultimately to be able to continue its business operations, which could adversely impact the Company’s business, financial condition and results of operations.

Operating Activities

For the year ended December 31, 2020, operating activities utilized cash of $924,917, as compared to utilized cash of $431,166 for the year ended December 31, 2019, to fund the Company’s ongoing operating expenses.

Investing Activities

For the year ended December 31, 2020, the Company’s investing activities consisted of the acquisition of intellectual property for $18,620.

For the year ended December 31, 2019, the Company’s investing activities consisted of the acquisition of property and equipment of $5,317 and proceeds from the sales of property and equipment of $4,198.

Financing Activities

For the year ended December 31, 2020, the Company’s financing activities consisted of gross proceeds from the private placement of 1,153,200 shares of Common Stock of $2,628,000, proceeds from a note payable to bank of $60,623, offset by the repayment of a note payable to related party of $35,508, and the repayment of $60,000 in connection with the cancellation of an investment in the private placement.

For the year ended December 31, 2019, the Company’s financing activities consisted of proceeds from notes payable to related parties of $50,664, proceeds from the sale of 8,549,350 shares of Common Stock of $265,221, proceeds from the private placement of 121,000 shares of Common Stock of $302,500, and $60,000 from the sale of Common Stock in the private placement that was subsequently cancelled, with the funds returned to the investor on March 18, 2020.

Principal Commitments

Short-Term Operating Lease

The Company leases office facilities in New York, New York on a month-to-month basis at a cost of $142 per month.

Long-Term Operating Lease

The Company leases office facilities in London, England. The Company did not have any other leases with initial terms of 12 months or more as of December 31, 2020.

The monthly cash payment for this operating lease is approximately $4,010 per month, and the lease term ended on March 31, 2021.

The following schedule sets forth the current portion and long-term portion of operating lease liabilities as of December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	($)
Current portion	11,968	46,509
Long-term portion	–	11,627
Total lease liability	11,968	58,136

This operating lease had a remaining term of six months as of December 31, 2020. The following schedule sets forth the remaining annual future lease payments outstanding as of December 31, 2020:

2021	$12,030
Total lease payments	$12,030
Less amount representing imputed interest	$(62)
$11,968
Foreign currency adjustment	–
Present value of lease liabilities	$11,968

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming Technologies UK, at the request and under the sole discretion of Gaming Technologies UK, at the rate of $1,549 (equivalent to 1,250£) per week up to a maximum of $77,456 (equivalent to 62,500£) per annum.

Off-Balance Sheet Arrangements

As of December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Trends, Events and Uncertainties

Development of new software is, by its nature, unpredictable. Although the Company will undertake development efforts with commercially reasonable diligence, there can be no assurance that the Company’s efforts to raise funds in the future will be sufficient to enable the Company to develop its technology to the extent needed to create future revenues to sustain operations as contemplated herein.

There can be no assurances that the Company’s technology will be adopted or that the Company will ever achieve sustainable revenues sufficient to support its operations. Even if the Company is able to generate revenues, there can be no assurances that the Company will be able to achieve profitability or positive operating cash flows. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its software development programs, or obtain funds, if available (although there can be no certainty), through strategic alliances that may require the Company to relinquish rights to certain of its potential products, or to curtail or discontinue its operations entirely.

Other than as discussed above and elsewhere in this Form 10-K, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company’s business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company’s business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Currently, capital markets have been disrupted by the crisis, as a result of which the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

Other than as discussed above and elsewhere in this Form 10-K, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is: (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Management Assessment of Disclosure Controls and Procedures

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2020 and 2019 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

In addition, as of December 31, 2020 and 2019, our management concluded that we had a material weakness in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2020:

Ineffective Control Environment. The Company did not maintain an effective control environment, which is the foundation necessary for effective internal control over financial reporting. Specifically, the Company (i) did not maintain a functioning independent audit committee; (ii) did not have its Board of Directors review and approve significant transactions; (iii) had an insufficient number of personnel appropriately qualified to perform control design, execution and monitoring activities; (iv) had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements; (v) had inadequate segregation of duties consistent with control objectives; and (vi) lack of written documentation of the Company’s key internal control policies and procedures over financial reporting. The Company is required under Section 404 of the Sarbanes-Oxley Act to have written documentation of key internal controls over financial reporting. The Company did not formally document policies and controls to enable management and other personnel to understand and carry out their internal control responsibilities including the lack of closing checklists, budget-to-actual analyses, balance sheet variation analysis, and pro-forma financial statements. Additionally, the Company did not have an adequate process in place to complete its testing and assessment of the design and operating effectiveness of internal control over financial reporting in a timely manner;

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2020, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Disclosure Controls and Procedures

None

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or they have resigned. The officers of our company are appointed by our Board and hold office until their death, resignation or removal from office.

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of December 31, 2020.

Name	Age	Position(s)
Jason Drummond	51	Chief Executive Officer, Chief Financial Officer, Secretary and Director

Jason Drummond - Chief Executive Officer, Chief Financial Officer, Secretary and Director. Mr. Jason Drummond has served as our CEO and director since our incorporation. Mr. Drummond has founded and built several Internet and tech businesses over his career. In addition, Mr. Drummond has, as CEO, led the initial public offering of nine of his companies on various European stock exchanges:

Founder, CEO and then Chairman of Equals Group PLC (FAIRFX PLC) between November 2005 and November 2014. The Company was listed in the UK on the Alternative Investment Market (AIM) (Ticker symbol - LON: EQLS) in November 2014.

Founder, CEO and then Chairman of Virtual Internet plc, from July 1996 to February 2002. The company Listed on AIM in October 1998, and then up-listed to the Main Market of the London Stock Exchange (LSE) in April 2000 (Ticker symbol - LON: VET).

Founder, CEO and then Chairman of Coms plc, from September 2003 to September 2012. The company Listed on AIM in September 2006 (Ticker symbol - LON: COMS).

Founder, Director and Chairman of Media Corp (Gaming Corporation plc), from March 2000 to February 2012. The company Listed on AIM in April 2001 (Ticker symbol - LON: MDC).

Co-Founder and Director of Nettworx plc, from December 2005 to June 2009 (Ticker Symbol - LON: NTWX). The company listed on the AIM Market LSE in December 2005.

Co-Founder and Director of Active 24 ASA (Virtual Internet UK), from May 2003 to November 2004. The company listed on the Oslo Børse Stock Exchange in November 2004.

Co-Founder and shareholder in Betex Group plc, from May 2005 to May 2010. Listed on the AIM Market in December 2005.

Co-Founder and shareholder in Internet Incubator plc, from December 1999 to June 2001. The company was listed in the UK on AIM (Ticker symbol - LON: IIP) in October 2000.

Founder Investor and Advisor to Gaming Internet PLC, from January 2000 to July 2001 (Ticker symbol - LON: GIN), listed on AIM in January 2000.

Mr. Drummond currently serves as a board member to Eight Vodka Limited and Hoot Foods Limited and has previously served on the boards of directors of Expentory Ltd., Tactu Applico Limited, Teathers Financial PLC, GameTech UK Limited and Gatekeeper App Limited.

In November 2013 Mr. Drummond founded GameTech UK Limited, a UK based technology business, and served as the CEO and as a director. Mr. Drummond was also the largest shareholder owning 45.9% of GameTech’s outstanding ordinary shares. Administrators were appointed in April 2017 and the company entered administration as a result of operational difficulties.

In November 2005 Mr. Drummond founded FairFX plc (Now Equals Group Plc. LON:EQLS). Equals Group Plc is in the financial services sector catering to both businesses and retail customers. Operating under an e-money license, the company provides international payments, corporate expenses, current accounts, credit facilities, currency cards and travel cash. The business was listed on the London Stock Exchange in August 2014.

Involvement in Certain Legal Proceedings

Other than as described below, our sole director and executive officer was not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years.

Jason Drummond was the CEO and a director of GameTech as well as the largest shareholder owning 45.9% of GameTech’s outstanding ordinary shares. GameTech’s last full year of operations was the year ended December 31, 2016 in which it had nominal revenues. On May 11, 2017, administrators were appointed for GameTech and GameTech entered insolvency proceedings.

Employment Agreements

As of December 31, 2020, we had no employees under formal employment agreement or other compensation-related agreements. Mr. Drummond, our sole officer and director, is a non-employee officer that handles our day-to-day operations.

Corporate Governance

Director Independence

Our Board is currently composed of one member, Jason Drummond, who does not qualify as an independent director. We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.”

Committees of our Board

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our sole director. Our Board has not established an audit committee and does not have an audit committee financial expert, nor has the board established a nominating committee. Our Board is of the opinion that such committees are not necessary since the company is an early development stage company, and to date, our sole director has been performing the functions of such committees. Thus, there is a potential conflict of interest in that our sole director has the authority to determine issues concerning management compensation, nominations and audit issues that may affect management decisions until such time as we add more members to our Board and establish any such committees.

Term of office

All directors hold office until the next annual meeting of the stockholders of the company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of our Board.

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have at this time very limited personnel resources and only one officer. Nevertheless, we intend to work with legal counsel in order to prepare a Code of Ethics appropriate to the nature of our business and the functions performed by the executive management of the Company. Upon adoption of the Code of Ethics, we will file it with the SEC and post a copy on our website.

Consulting and Finder Agreements

We have entered into consulting or finder agreements with several service providers including the below:

On August 3, 2020, the Company issued an aggregate of 2,000,000 shares of common stock valued at $2.50 per share to various parties in connection with the entry into a consulting agreement with Montrose Capital Partners Limited, a corporation formed under the laws of the UK (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the shares of common stock issued thereunder are subject to a lock-up agreement prohibiting the sale of such shares prior to twelve months from the date the Company’s shares are listed on and posted for trading on a tier of the Nasdaq Stock Market.

On November 19, 2020, the Company entered into a finder’s fee agreement with a FINRA registered broker dealer to identify and introduce the Company to accredited investors. The Company agreed to pay the broker a cash fee equal to 9% of the total purchase price paid by investors introduced to the Company by the broker, and to issue it warrants to purchase nine percent 9% of the total number of shares or options shares purchased by an investor at an exercise price of $2.50 per share, with an expiration date five years from the date of issuance. One such investor was identified and made two investments: in November 2020 $1,500,000 for 600,000 shares of our common stock, resulting in the payment of a $135,000 cash fee to the broker and the issuance of 54,000 warrants; and in February 2021 $3,000,000 for 1,200,000 shares of our common stock, resulting in the payment of a $270,000 cash fee to the broker and the issuance of 108,000 warrants. In addition, the Company paid the broker additional compensation in November 2020 in the form of 250,000 restricted shares of the Company’s common stock.

On November 30, 2020, the Company entered into a finder’s fee agreement with a FINRA registered broker dealer to identify and introduce the Company to accredited investors. The Company agreed to pay the broker a cash fee equal to 9% of the total purchase price paid by investors introduced to the Company by the broker, and to issue it warrants to purchase nine percent 9% of the total number of shares or options shares purchased by an investor at an exercise price of $2.50 per share, with an expiration date five years from the date of issuance. One such investor was identified and made two investments: in December 2020 $1,000,000 for 400,000 shares of our common stock, resulting in the payment of a $90,000 cash fee to the broker and the issuance of 36,000 warrants; and in February 2021 $1,000,000 for 400,000 shares our common stock, resulting in the payment of a $90,000 cash fee to the broker and the issuance of 36,000 warrants. In addition, the Company agreed to pay the broker additional compensation in the form of 250,000 restricted shares of the Company’s common stock if and when the broker has introduced investors to the Company who have purchased from the Company securities ~~of~~ for at least $3,000,000.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of each person who served as our principal executive officer (and our sole officer) (the “Named Executive Officer”) during the past two fiscal years.

Name and Principal Position(s)	Year	Salary	Bonus	Award(s)	Stock Compensation	All Other Compensation	Total Compensation
Jason Drummond	2020	$334,868	—	—	—	—	$334,868
CEO, CFO, Secretary and Director	2019	$180,788	—	—	—	—	$180,788
	2018	$26,698	—	—	—	—	$26,698

Compensation of Management

Currently, we have no formal employment or compensation arrangement with our sole officer Jason Drummond. Our Board determines the compensation given to our executive officers in their sole determination. Until such time as we enter into an employment or compensation arrangement with Mr. Drummond, all future compensation to be paid will be determined solely by Mr. Drummond as our sole director. Mr. Drummond’s current annual base salary is £240,000, which is the equivalent to $327,638 when valued using the exchange rate in effect on December 31, 2020; any bonus will be at the discretion of the Company, subject to the achievement of certain targets as agreed to between Mr. Drummond and Company.

Director Compensation

Set forth below is information for the fiscal years indicated relating director compensation to a director of our subsidiary during the past two fiscal years:

Name	Year	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Andrew Eggleston	2020	—	—	—	—	—	—	—
	2019	$9,608	—	—	—	—	—	$9,608
	2018	$3,337	—	—	—	—	—	$3,337

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of April 12, 2021 by:

•	each of our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our Common Stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of Common Stock that may be acquired by an individual or group within 60 days of April 12, 2021, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 30,521,059 shares of Common Stock outstanding on April 12, 2021.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is c/o Gaming Technologies, Inc., 413 West 14th Street, New York, New York, USA 10014.

Name of Beneficial Owner	Number of Shares Beneficially Owned Prior to Offering	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Jason Drummond	5,054,500	16.56%

All current executive officers and directors as a group (1 person)	5,054,500	16.56%

5% or Greater Stockholders
Epsilon Investments PTE 111 North Bridge Road, #21-03 Peninsula Plaza, Singapore 179098	6,706,425	21.97%

Fairfax Capital BV Herengracht 458 1017 CA Amsterdam, Netherlands	2,437,950	7.99%

Mark N. Tompkins App. 1, Via Guidino 23 Lugano-Paradiso 6900, Switzerland	1,854,000	6.07%

One44 Capital LLC 1249 Broadway Ste. 103 Hewlett NY 11557	1,800,000	5.90%

Description Of Capital Stock

General

Authorized Capital Stock

The Company is authorized to issue 50,000,000 common shares, each with a par value of $0.001 per share, of which 45,000,000 shares are Common Stock and 5,000,000 shares are preferred stock.

Common Stock

As of April 12, 2021, there were 30,521,059 shares of our Common Stock issued and outstanding. All outstanding shares of Common Stock are of the same class and have equal rights and attributes. The holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company. All shareholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities and liquidation preferences of preferred stockholders. The Company’s shareholders do not have cumulative or pre-emptive rights.

Preferred Stock

As of April 12, 2021, there are no preferred shares issued and outstanding. Our Certificate of Incorporation authorizes 5,000,000 shares of preferred stock, par value $0.001 per share, which may be issued by our Board from time to time in one or more series. Our Board, without further approval of our stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of preferred stock that may be issued in the future. Issuances of shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of our Common Stock and prior series of preferred stock then outstanding.

Warrants

As of April 12, 2021 the Company had 234,000 warrants issued and outstanding each exercisable for one share of Common Stock at $2.50.

Options

As of April 12, 2021 the Company had no options issued and outstanding or authorized to be issued.

Anti-Takeover Provisions of Delaware Law, our Certificate of Incorporation and our Bylaws

We are governed by the provisions of Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless:

the transaction was approved by our Board prior to the time that the stockholder became an interested stockholder;

upon consummation of the transaction which resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced, excluding shares owned by directors who are also officers of the corporation and shares owned by employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

at or subsequent to the time the stockholder became an interested stockholder, the business combination was approved by our Board and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least two-thirds of the outstanding voting stock which is not owned by the interested stockholder.

In general, Section 203 defines a “business combination” to include mergers, asset sales and other transactions resulting in financial benefit to a stockholder and an “interested stockholder” as a person who, together with affiliates and associates, owns, or within three years did own, 15% or more of the corporation’s outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing changes in control of our company.

Our certificate of incorporation and our bylaws include a number of provisions that could deter hostile takeovers or delay or prevent changes in control of our Board or management team, including the following:

Transfer Agent

The transfer agent and registrar for our Common Stock is Globex Transfer, LLC. Its address is 780 Deltona Blvd., Suite 202 Deltona, FL 32725 and its telephone number is 813-344-4490.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information with respect to Jason Drummond and Andrew Eggleston set forth under Item 11, “Executive Compensation” above is incorporated herein by reference.

Epsilon Investments PTE

On August 6, 2018, the Company borrowed $142,000 (approximately equivalent to £110,000) from Epsilon Investments PTE (“Epsilon”), a significant shareholder of the Company, on an unsecured basis with interest at 6% per annum. The loan agreement did not contain any provisions for conversion into Common Stock.

On October 22, 2018, the Company borrowed an additional $110,000 (approximately equivalent to £85,000) from Epsilon on an unsecured basis with interest at 6% per annum. The loan agreement did not contain any provisions for conversion into Common Stock. As a result, total borrowings from Epsilon were $252,000 (approximately equivalent to £195,000).

As of December 31, 2019, and 2018, accrued interest with respect to the Epsilon borrowings totaled $11,191 (approximately equivalent to £8,439) and $4,666 (approximately equivalent to £3,662), respectively.

On March 23, 2020, accrued interest with respect to the Epsilon borrowings in the amount of $9,783 (approximately equivalent to £8,439) was waived and recorded as a contribution to capital by a credit to additional paid-in capital.

On May 7, 2019, principal of amount of $19,651 (approximately equivalent to £15,000) was converted into 696,025 shares of the Company’s Common Stock, representing a price per share of approximately $0.03.

On May 29, 2019, principal of $227,279 (approximately equivalent to £180,000) was converted into 4,504,500 shares of the Company’s Common Stock, representing a price per share of approximately $0.05.

Jason Drummond

On August 6, 2018, the Company borrowed a total of $52,000 (approximately equivalent to £40,000) from CEO Jason Drummond, a significant shareholder of the Company, on an unsecured basis with interest at 6% per annum. The loan did not contain any provisions for conversion into Common Stock.

On October 22, 2018, the Company issued a note payable to Mr. Drummond in the amount of $20,000 (approximately equivalent to £15,000) on an unsecured basis at an interest rate of 6% per annum. Consideration for the note payable consisted of subsequent cash advances from Mr. Drummond totaling $12,867 (approximately equivalent to £10,000) and the payment of accrued base salary of $6,341 (approximately equivalent to £5,000).

As of December 31, 2019 and 2018, accrued interest with respect to Mr. Drummond’s loans to the Company totaled $2,607 (approximately equivalent to £1,966) and $1,257 (approximately equivalent to £986), respectively.

As of December 31, 2018, the Company owed Mr. Drummond $25,482.

On May 29, 2019, principal of $69,459 (approximately equivalent to £55,000) was converted into 1,376,375 shares of the Company’s Common Stock, representing a price per share of approximately $0.05.

During the years ended December 31, 2019 and 2018, the Company accrued base salary owed to Mr. Drummond, our sole officer (paid to him or to MY6 Ltd. and MY8 Ltd., each solely controlled by Mr. Drummond), and periodically advanced base salary to Mr. Drummond (or to his affiliates, MY6 Ltd. and MY8 Ltd., each solely controlled by Mr. Drummond) in anticipation of future services. As a result of such advances, as of December 31, 2019, $12,606 was due from Mr. Drummond, which was repaid in January 2020.

During the three months ended March 31, 2021, the Company paid base salary and a bonus of £75,000, totaling $198,361, to Mr. Drummond.

On March 23, 2020, accrued interest with respect to the loans from Mr. Drummond in the amount of $2,279 (approximately equivalent to £1,966) was waived and recorded as a contribution to capital by a credit to additional paid-in capital.

In the past, the Company at certain times accrued salary owed to Mr. Drummond and at other times advanced salary to Mr. Drummond in anticipation of future service. As of December 31, 2020, the Company owed Mr. Drummond salary totaling $14,918, of which it had paid $14,918, and there were no unaccrued salary advances.

Fairfax Capital BV

On October 29, 2019, the Company borrowed $40,338 under an agreement with Fairfax Capital BV (“Fairfax”), a significant shareholder, pursuant to an agreement to lend up to $45,000. The lending agreement was non-interest bearing but provided for the payment of a fee of 10% of the total loan value when the principal was repaid, which was repayable no later than twelve months from the date of the agreement. The 10% loan fee was recognized ratably over the term of the loan as interest expense.

During April 2020, the Company repaid the Fairfax loan, including the accrued lending fee, in full.

Andrew Eggleston

Andrew Eggleston, a founding Director of Dito UK, received fees of $0, $20,458 and $5,994 for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company owed Mr. Eggleston $0.

As of December 31, 2020, the Company had issued 464,025 ordinary shares to Mr. Eggleston.

Advances

During the years ended December 31, 2020 and 2019, the Company incurred base salary owed to Jason Drummond, our sole officer (paid him or to MY6 Ltd. and MY8 Ltd., each solely controlled by Mr. Drummond), and periodically advanced base salary to Mr. Drummond (or to MY6 Ltd. and MY8 Ltd.) in anticipation of future services. As a result of such advances, as of December 31, 2019, $12,606 was due from Mr. Drummond , which was repaid in January 2020.

Issuances of Common Stock

On November 3, 2017, Dito UK issued 25 ordinary shares to its founders at no consideration. On December 4, 2018, in a written resolution of the sole director, the Company sub-divided the 25 ordinary shares previously issued to the founder into 2,500 ordinary shares.

On November 28, 2018, Dito UK sold 1,750,000 ordinary shares to its founders for an aggregate cash purchase price of $896.

On May 7, 2019, Dito UK sold 7,424,350 ordinary shares to an existing shareholder for a cash purchase price of $209,614, reflecting an effective price per share of approximately $0.03.

On September 25, 2019, the Company sold 1,125,000 shares of the Company’s Common Stock to an existing shareholder for a cash purchase price of $55,606, reflecting an effective price per share of approximately $0.05.

During the year ended December 31, 2019, the Company issued 4,343,425 shares of the Company’s Common Stock (of which 3,748,150 were issued to Jason Drummond), valued at $137,645, reflecting an effective price per share of approximately $0.03, in payment of accrued costs and expenses to officers, directors, affiliates, and other related parties.

During the year ended December 31, 2020, the Company issued no shares of the Company’s Common Stock in payment of accrued costs and expenses to officers, directors, affiliates, and other related parties.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2020 and 2019 were $164,032 and $-, respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred $0 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning for the years ended December 31, 2020 and 2019, respectively.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

Our pre-approval policies and procedures for our Board, acting in lieu of a separately designated, independent audit committee, described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

may apply standards of materiality that differ from those of a reasonable investor; and

were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation, as filed with the SEC on November 10, 2020 on Form S-1.
3.1	Certificate of Amendment to Certificate of Incorporation, as filed with the SEC on January 7, 2021 on Form 8-K
3.3	Bylaws, filed with the SEC on November 10, 2020 on Form S-1; as amended, filed with the SEC on January 7, 2021 on Form 8-K.
10.1	Unsecured Loan Agreement between Epsilon Investments Pte Ltd. and Nenx Gaming Limited dated August 3, 2018, as filed with the SEC on November 10, 2020 on Form S-1
10.2	Unsecured Loan Agreement between Epsilon Investments Pte Ltd. and Nenx Gaming Limited dated October 24, 2018, as filed with the SEC on November 10, 2020 on Form S-1
10.3	Unsecured Loan Agreement between Jason Kingsley Drummond and Nenx Gaming Limited dated August 3, 2018, as filed with the SEC on November 10, 2020 on Form S-1
10.4	Unsecured Loan Agreement between Jason Kingsley Drummond and Nenx Gaming Limited dated October 2018, as filed with the SEC on November 10, 2020 on Form S-1
10.5	Loan Agreement between Fairfax Capital B.V. and Dito UK Limited dated October 29, 2019, as filed with the SEC on November 10, 2020 on Form S-1
10.6	Debt for Equity Swap Agreement between Nenx Gaming Limited and Jason Drummond dated May 29, 2019, as filed with SEC on November 10, 2020 on Form S-1
10.7	Form of Share Exchange Agreement, filed with the SEC on November 10, 2020 on Form S-1
10.8	Consulting Agreement between John Cummins and The Company dated October 21, 2020, filed with the SEC on December 9, 2020 on Form S-1/A
10.9	Consulting Agreement between Oliver Willett and the Company dated November 6, 2020, filed with the SEC on December 9, 2020 on Form S-1/A
10.10*	Online Gaming Management and Consulting Services Agreement between Comercial de Juegos de la Frontera, S.A. de C.V. and the Company executed on November 13, 2020
10.11*	Amendment of Consulting Agreement between Comercial de Juegos de la Frontera, S.A. de C.V. and the Company executed on January 7, 2021
10.12	Form of Securities Purchase Agreement, as filed on April 1, 2021 on Form 8-K
21.1	List of Subsidiaries, as filed with the SEC on July 21, 2020 on Form S-1.
31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

*       Filed herewith

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: April 15, 2021

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2021

By: /s/ Jason Drummond

Name: Jason Drummond

Title: Director, President, Chief Executive Officer, Chief Financial Officer and Secretary

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)
AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gaming Technologies, Inc. (Formerly Dito, Inc.)

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming Technologies, Inc. (formerly Dito, Inc.) and subsidiary (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has no recurring source of revenue and has experienced negative operating cash flows since inception. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the "SEC") and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 15, 2021

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$1,946,232	$320,402
Due from related parties	–	12,606
Deposits and other current assets	37,917	33,942
Total current assets	1,984,149	366,950
Property and equipment, net	8,503	12,132
Operating lease right of use asset, net	11,968	58,136
Intellectual property, net	50,967	99,968
Total assets	$2,055,587	$537,186

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$368,784	$51,672
Cancelled common stock investment payable	–	60,000
Due to related parties	14,918	1,950
Notes payable to related parties, net	–	52,225
Current portion of note payable, bank	2,241	–
Current portion of operating lease liability	11,968	46,509
Total current liabilities	397,911	212,356
Note payable, bank	62,741	–
Operating lease liability, net of current portion	–	11,627
Total liabilities	460,652	223,983

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 28,367,525 shares and 24,614,325 shares at December 31, 2020 and 2019, respectively	28,367	24,614
Additional paid-in capital	9,551,507	1,040,199
Accumulated other comprehensive income	(18,746)	2,766
Accumulated deficit	(7,966,193)	(754,376)
Total stockholders' equity	1,594,935	313,203
Total liabilities and stockholders' equity	$2,055,587	$537,186

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2020	2019

Revenues	$–	$–

Costs and expenses:
Software development, including amortization of intellectual property of $61,058 and $60,805 in 2020 and 2019, respectively	128,563	163,786
General and administrative:
Officers, directors, affiliates, and other related parties	417,094	289,823
Other (including stock compensation costs of $5,875,000 in 2020)	6,647,146	174,989
Total costs and expenses	7,192,803	628,598
Loss from operations	(7,192,803)	(628,598)
Other income (expense):
Interest expense	(3,046)	(7,958)
Foreign currency gain	(15,968)	523
Total other expense, net	(19,014)	(7,435)
Net loss	(7,211,817)	(636,033)
Foreign currency translation adjustment	(21,512)	(2,522)

Comprehensive loss	$(7,233,329)	$(638, 555)

Net loss per common share - basic and diluted	$(0.28)	$(0.04)

Weighted average common shares outstanding - basic and diluted	25,699,190	15,514,647

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years Ended December 31, 2020 and 2019

	Common Stock		Common Stock	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Issuable	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2018	2,502,500	$2,503	$32,495	$8,060	$5,288	$(118,343)	$(69,997)
Common stock issued for cash	8,549,350	8,549	–	256,672	–	–	265,221
Common stock issued in payment of notes payable	6,576,900	6,577	–	309,812	–	–	316,389
Common stock issued in connection with GameTech transaction	2,521,150	2,521	(32,495)	29,974	–	–	–
Common stock issued in connection with private placement	121,000	121	–	302,379	–	–	302,500
Common stock issued in payment of accrued costs and expenses to officers, directors, affiliates, and other related parties	4,343,425	4,343	–	133,302	–	–	137,645
Foreign currency translation adjustment	–	–	–	–	(2,522)	–	(2,522)
Net loss	–	–	–	–	–	(636,033)	(636,033)
Balance, December 31, 2019	24,614,325	24,614	–	1,040,199	2,766	(754,376)	313,203
Common stock issued in connection with private placement, net	1,403,200	1,403	–	2,626,597	–	–	2,628,000
Common stock issued as compensation	2,350,000	2,350	–	5,872,650	–	–	5,875,000
Accrued interest contributed to capital by related parties	–	–	–	12,061	–	–	12,061
Foreign currency translation adjustment	–	–	–	–	(21,512)	–	(21,512)
Net loss	–	–	–	–	–	(7,211,817)	(7,211,817)
Balance, December 31, 2020	28,367,525	$28,367	$–	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(7,211,817)	$(636,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,943	6,590
Amortization of intellectual property	67,620	60,805
Amortization of accrued lending fee	(610)	607
Amortization of operating lease right of use asset	45,008	32,363
Stock compensation	5,875,000	–
Foreign currency gain / (loss)	15,981	(523)
Changes in operating assets and liabilities:
(Increase) decrease in -
Due from related parties	12,109	83,816
Deposits and other current assets	(2,799)	(16,745)
Increase (decrease) in -
Accounts payable and accrued expenses	312,581	46,631
Due to related parties	(1,925)	16,333
Operating lease liability	(45,008)	(32,363)
Accrued interest payable	–	7,353
Net cash used in operating activities	(924,917)	(431,166)

Cash flows from investing activities:
Purchase of intellectual property	(13,055)	–
Purchase of property and equipment	(5,266)	(5,317)
Proceeds from sales of property and equipment	–	4,198
Net cash used in investing activities	(18,321)	(1,119)

Cash flows from financing activities:
Proceeds from notes payable	60,623	50,664
Proceeds from private placement of common stock	2,628,000	302,500
Cancelled common stock investment payable	–	60,000
Repayment of cancelled common stock subscription	(60,000)	–
Proceeds from sales of common stock to related parties	–	265,221
Repayment of notes payable to related parties	(35,508)	–
Net cash provided by financing activities	2,593,115	678,385

Effect of exchange rate on cash	(24,047)	(5,165)

Cash:
Net increase	1,625,830	240,935
Balance at beginning of year	320,402	79,467
Balance at end of year	$1,946,232	$320,402

(Continued)

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2020	2019

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$–	$–
Income taxes	$–	$–

Non-cash investing and financing activities:
Principal amount of notes payable to related parties converted into common stock	$–	$316,389
Recognition of operating lease right of use asset and operating lease liability	$–	$91,774
Common stock issued in payment of accrued costs and expenses to officers, directors, affiliates, and other related parties	$–	$137,645
Value of common stock issued in connection with GameTech transaction	$–	$32,495
Accrued interest contributed to capital by related parties	$12,061	$3,667

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC. (FORMERLY DITO, INC.)

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2020 and 2019

1. Organization and Basis of Presentation

Organization and Combination

Gaming Technologies, Inc. (formerly Dito, Inc.,) (“Gaming US”) was incorporated in the State of Delaware on July 23, 2019. Effective as of March 18, 2020, Gaming US completed a Share Exchange Agreement (the "Exchange Agreement") to acquire all of the outstanding ordinary shares of Gaming Technologies Limited, formerly Gaming UK Limited, (“Gaming UK”) that provided for each outstanding ordinary share of Gaming UK to be effectively converted into 25 shares of common stock of Gaming US. As a result, Gaming UK became a wholly-owned subsidiary of Gaming US in a recapitalization transaction (collectively, the “Company”). On December 21, 2020, the Company changed its name from Dito, Inc. to Gaming Technologies Inc.

Gaming UK was originally formed as Smart Tower Limited on November 3, 2017 in the United Kingdom for the purpose of software development. On June 29, 2018, Smart Tower Limited changed its name to NENX Gaming Limited and then to Gaming UK Limited on July 29, 2019 and to Gaming Technologies Limited on January 7, 2021.

Gaming US maintains its principal executive offices in New York, New York, United States. Gaming UK maintains its principal executive offices in London, England.

Basis of Presentation

For financial reporting purposes, the Exchange Agreement was accounted for as a combination of entities under common control (the "Combination"), as Gaming US was formed by Gaming UK, with the objective of Gaming UK becoming a wholly-owned subsidiary of Gaming US, and the resultant parent company being domiciled in the United States. As a result of the Combination, the former stockholders of Gaming UK became the controlling shareholders of Gaming US, and the Gaming UK management and board members became the management and board members of Gaming US.

Accordingly, the condensed consolidated financial statements presented herein for all periods are based on the historical financial statements of each of Gaming US and Gaming UK. The stockholders' equity section of the Gaming US balance sheet has been retroactively restated for all periods presented to reflect the accounting effect of the Combination. The net loss per share and weighted average common shares outstanding information presented herein also reflects this retroactive restatement for all periods presented. All costs associated with the Combination were charged to operations as incurred.

Unless the context indicates otherwise, Gaming Technologies, Inc. ("Gaming US") and Gaming Technologies UK Limited ("Gaming UK") are hereinafter referred to as the "Company".

The Company's activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company has not yet commenced any revenue-generating operations, does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

Business Operations

The Company is a mobile games developer and publisher with offices in London and New York. The Company intends to license its software platform to mobile gaming operators and developers to enable rapid development of new games. In addition, the Company operates an online gaming operation in Mexico through its web site vale.mx.

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, we share 60% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. This venture began operations in February 2021.

Going Concern

The Company's consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has had no operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the year ended December 31, 2020, the Company incurred a net loss of $7,211,817 utilized cash in operating activities of $924,917, and had an accumulated deficit of $7,966,193 as of December 31, 2020. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of common stock in the fourth quarter of 2020.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company's business in 2021 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company's business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

If cash resources are insufficient to satisfy the Company's ongoing cash requirements, the Company would be required to scale back or discontinue its operations, obtain funds, if available, although there can be no certainty, through strategic alliances that may require the Company to relinquish rights to its technology, or to discontinue its operations entirely.

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the financial statements of Gaming US and its wholly-owned foreign subsidiary, Gaming UK. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates are expected to include those related to assumptions used in calculating accruals for potential liabilities, valuing equity instruments issued for services, and the realization of deferred tax assets.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

As of December 31, 2020 and 2019, the Company's cash balances by currency consisted of the following:

	December 31,
	2020	2019

GBP	£49,127	£32,301
USD	$1,879,166	277,565

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2020 or 2019.

Income Taxes

The Company accounts for income taxes under an asset and liability approach for financial accounting and reporting for income taxes. Accordingly, the Company recognizes deferred tax assets and liabilities for the expected impact of differences between the financial statements and the tax basis of assets and liabilities.

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of its recorded amount, an adjustment to the deferred tax assets would be credited to operations in the period such determination was made. Alternatively, should the Company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to operations in the period such determination was made.

Gaming US is subject to U.S. federal income taxes and income taxes of the State of New York. The Company's operations in the United States during the years ended December 31, 2020 and 2019 were nominal.

Gaming UK is subject to taxation in the United Kingdom. As a foreign corporation, Gaming UK is not consolidated with Gaming US in the Company's U.S. federal tax filings.

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2020 and 2019 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of December 31, 2020 and 2019, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Stock-Based Compensation

The Company issues common stock and intends to issue stock options to officers, directors and consultants for services rendered. Options will vest and expire according to terms established at the issuance date of each grant. Stock grants, which are generally time vested, will be measured at the grant date fair value and charged to operations ratably over the vesting period.

The fair value of stock options granted as stock-based compensation will be determined utilizing the Black-Scholes option-pricing model, and can be affected by several variables, the most significant of which are the life of the equity award, the exercise price of the stock option as compared to the fair market value of the common stock on the grant date, and the estimated volatility of the common stock. Estimated volatility will be based on the historical volatility of the Company's common stock over an appropriate calculation period, or, if not available, by reference to the volatility of a representative sample of comparable public companies.  The risk-free interest rate will be based on the U.S. Treasury yield curve in effect at the time of grant. The fair market value of the common stock will be determined by reference to the quoted market price of the Company's common stock on the grant date, or, if not available, by reference to an appropriate alternative valuation methodology.

The Company will recognize the fair value of stock-based compensation awards in general and administrative costs or in software development costs, as appropriate, in the Company's consolidated statements of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of December 31, 2020 and 2019, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the years ended December 31, 2020 and 2019 consists of foreign currency translation adjustments.

Earnings (Loss) Per Share

The Company's computation of earnings (loss) per share ("EPS") includes basic and diluted EPS. Basic EPS is measured as the income (loss) attributable to common stockholders divided by the weighted average common shares outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible notes payable, convertible preferred stock, warrants and stock options) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At December 31, 2020, the Company excluded warrants to acquire 90,000 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

Fair Value of Financial Instruments

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. Disclosure as to transfers in and out of Levels 1 and 2, and activity in Level 3 fair value measurements, is also required.

Level 1. Observable inputs such as quoted prices in active markets for an identical asset or liability that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active-exchange traded securities and exchange-based derivatives.

Level 2. Inputs, other than quoted prices included within Level 1, which are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3. Unobservable inputs in which there is little or no market data for the asset or liability which requires the reporting entity to develop its own assumptions. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models.

The Company will determine the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company will perform an analysis of the assets and liabilities at each reporting period end.

The carrying value of financial instruments (consisting of cash and accounts payable and accrued expenses) is considered to be representative of their respective fair values due to the short-term nature of those instruments.

Property and Equipment

Property and equipment is recorded at cost.  Major improvements are capitalized, while maintenance and repairs that do not improve or extend the useful life of the respective assets are charged to expense as incurred.  Gains and losses from disposition of property and equipment are included in income and expense when realized. Depreciation of property and equipment is provided using the straight-line method over an estimated useful life of three years.

The Company recognizes depreciation of property and equipment in general and administrative costs in the Company's consolidated statement of operations.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments.  ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis.  ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Software Development Costs

Due to the significant uncertainty with respect to the successful development of commercially viable products based on Company's development efforts, all software development costs incurred with respect to the Company's mobile gaming platform as described at Note 3 are charged to operations as incurred.

Intellectual Property

Intellectual property, consisting of software, is recorded at cost.  Amortization of intellectual property is provided using the straight-line method over an estimated useful life of three years.

The Company recognizes amortization of intellectual property in software development costs in the Company's consolidated statement of operations.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intellectual property, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2020 and 2019, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the years ended December 31, 2020 and 2019. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the Years Ended December 31,
	2020	2019

Period-end GBP to USD1.00 exchange rate	1.3652	1.3262
Period-average GBP to USD1.00 exchange rate	1.2825	1.2772

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 significantly changes how entities measure credit losses for most financial assets, including accounts and notes receivables. ASU 2016-13 will replace the current "incurred loss" approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the provisions of ASU 2016-13 as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. As small business filer, ASU 2016-13 will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022. Management is currently in the process of assessing the impact of adopting ASU-2016-13 on the Company's financial statements and related disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019

Computer and office equipment	$27,307	$21,158
Less accumulated depreciation	(18,804)	(9,026)
Computer and office equipment, net	$8,503	$12,132

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the years ended December 31, 2020 and 2019 was $8,943 and $6,590, respectively. Depreciation expense is included in general and administrative costs in the Company's consolidated statement of operations.

4. Intellectual Property

Intellectual property as of December 31, 2020 and 2019 is summarized as follows:

	December 31,
	2020	2019

Software	$194,977	$189,413
Internet domain name	13,055	–
Total intellectual property	208,032	189,413
Less accumulated amortization	(157,065)	(89,445)
Intellectual property, net	$50,967	$99,968

Amortization expense for the years ended December 31, 2020 and 2019 was $67,620 and $60,805, respectively. Amortization expense is included in software development costs in the Company's consolidated statement of operations.

The following schedule sets forth the remaining amortization of intellectual property as of December 31, 2020:

2021	$50,967
Total	$50,967

5. Notes Payable to Related Parties

As of December 31, 2020 and 2019, notes payable to related parties consisted of the following:

	December 31,
	2020	2019

Epsilon Investments PTE	$–	$11,191
Jason Drummond	–	2,607
Fairfax Capital BV	–	38,427
	$–	$52,225

Epsilon Investments PTE

On August 6, 2018, the Company borrowed $142,000 (approximately equivalent to 110,000£) from Epsilon Investments PTE ("Epsilon"), a significant shareholder of the Company, on an unsecured basis with interest at 6% per annum. The loan agreement did not contain any provisions for conversion into common stock.

On October 22 2018, the Company borrowed an additional $110,000 (approximately equivalent to 85,000£) from Epsilon on an unsecured basis with interest at 6% per annum. The loan agreement did not contain any provisions for conversion into common stock.

As a result, through December 31, 2018, total borrowings from Epsilon were $252,000 (approximately equivalent to 195,000£), presented as principal amount of $248,450 at December 31, 2018 due to the impact of currency conversion adjustments.

As of December 31, 2018, accrued interest with respect to the Epsilon borrowings totaled $4,666 (approximately equivalent to 3,662£).

On May 7, 2019, principal of $19,651 (approximately equivalent to 15,000£) was converted into 696,025 shares of the Company's common stock, representing a price per share of approximately $0.03. On May 29, 2019, principal of $227,279 (approximately equivalent to 180,000£) was converted into 4,504,500 shares of the Company's common stock, representing a price per share of approximately $0.05. As of December 31, 2019, accrued interest with respect to the Epsilon borrowings totaled $11,191 (approximately equivalent to 8,439£).

On March 23, 2020, accrued interest with respect to the Epsilon borrowings in the amount of $9,782 (approximately equivalent to 8,439£) was waived and recorded as a contribution to capital by a credit to additional paid-in capital.

Jason Drummond

On August 6, 2018, the Company borrowed a total of $52,000 (approximately equivalent to 40,000£) from Jason Drummond ("Drummond"), a significant shareholder of the Company, on an unsecured basis with interest at 6% per annum. The loan did not contain any provisions for conversion into common stock.

On October 22, 2018, the Company issued a note payable to Drummond in the amount of $20,000 (approximately equivalent to 15,000£) on an unsecured basis at an interest rate of 6% per annum. Consideration for the note payable consisted of subsequent cash advances from Mr. Drummond totaling $12,867 (approximately equivalent to 10,000£) and the payment of accrued base salary of $6,341 (approximately equivalent to 5,000£).

As of December 31, 2018, accrued interest with respect to the loans from Mr. Drummond totaled $1,257 (approximately equivalent to 986£).

On May 29, 2019, principal of $69,459 (approximately equivalent to 55,000£) was converted into 1,376,375 shares of the Company's common stock, representing a price per share of approximately $0.05.

As of December 31, 2019, accrued interest with respect to the loans from Mr. Drummond totaled $2,607 (approximately equivalent to 1,996£).

On March 23, 2020, accrued interest with respect to the loans from Mr. Drummond in the amount of $2,279 (approximately equivalent to 1,966£) was waived and recorded as a contribution to capital by a credit to additional paid-in capital.

Fairfax Capital BV

On October 29, 2019, the Company borrowed $40,338 under an agreement with Fairfax Capital BV ("Fairfax"), a significant shareholder, pursuant to an agreement to lend up to $45,000. The lending agreement was non-interest bearing, but provided for the payment of a fee of 10% of the total loan value when the principal was repaid, which was repayable no later than twelve months from the date of the agreement.

During April 2020, the Company repaid the Fairfax loan, including the accrued lending fee, in full.

6. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the year ended December 31, 2020, the Company recorded interest expense of $851 with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of December 31, 2020, $64,982 was due under this note, of which, $2,241 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2021	$2,241
2022	10,137
2023	10,137
2024	10,137
2025	10,137
Thereafter	22,193
Total payments	64,982
Less current portion	2,241
$62,741

7. Leases

Short-Term Operating Lease

The Company leases office facilities in New York, New York on a month-to-month basis at a cost of $142 per month. Aggregate payments under this operating lease charged to general and administrative expenses in the statement of operations were $1,704 and $1,514 for the years ended December 31, 2020 and 2019, respectively.

Long-Term Operating Lease

The Company's wholly-owned subsidiary in the United Kingdom, Gaming UK, leases office facilities in London, England. The Company did not have any other leases with initial terms of 12 months or more at December 31, 2020 or 2019.

Operating lease right-of-use assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Right-of-use assets represent the Company's right to use an underlying asset for the lease term, and right-of-use lease liabilities represent the Company's obligation to make lease payments arising from the lease. Generally, the implicit rate of interest, equivalent to a discount rate, in lease arrangements is not readily determinable and the prevailing commercial property mortgage rate is utilized in determining the present value of lease payments.

The monthly cash payment for this operating lease is approximately $4,010 per month, and the lease term ends on March 31, 2021. The Company recorded right-of-use assets and liabilities of $91,774 on March 19, 2019, based on the present value of payments and an incremental borrowing rate of 4.27% per annum.

The following schedule sets forth the operating lease right of use activity for the years ended December 31, 2020 and 2019:

	2020	2019
Capitalized present value of lease payments	$91,774	$91,774
Less amortization	(77,371)	(32,363)
Foreign currency adjustment	(2,435)	(1,275)
Operating lease right of use asset, net	$11,968	$58,136

The following schedule sets forth the current portion and long-term portion of operating lease liabilities as of December 31, 2020 and 2019:

	December 31,
	2020	2019

Current portion	$11,968	$46,509
Long-term portion	–	11,627
Total lease liability	$11,968	$58,136

This operating lease had a remaining term of 0.25 years as of December 31, 2020. The following schedule sets forth the remaining annual future lease payments outstanding as of December 31, 2020:

2021	$12,030
Less amount representing imputed interest	(62)
Present value of lease liabilities	$11,968

Cash paid for the amounts included in the measurement of lease liabilities for the years ended December 31, 2020 and 2019 was $36,090 and $36,090, respectively. Aggregate lease expense for this operating lease charged to general and administrative expenses in the statement of operations was $52,587 and $55,029 for the years ended December 31, 2020 and 2019, respectively.

8. Related Party Transactions

Salary and Fees to Directors, Consultants and Professionals

During the years ended December 31, 2020 and 2019, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $417,094 and $289,823, respectively, as follows:

	December 31,
	2020	2019

Jason Drummond	$334,868	$180,788
Julian Parge	82,226	88,577
Andrew Eggleston	–	20,458
Total	$417,094	$289,823

Advances

During the years ended December 31, 2020 and 2019, the Company incurred base salary owed to Jason Drummond, its sole officer (paid to him or to his affiliates), and periodically advanced base salary to Mr. Drummond (paid to him or to his affiliates) in anticipation of future services. As a result of such advances, as of December 31, 2019, $12,606 was due from Mr. Drummond , which was repaid in January 2020.

Additional information with respect to notes payable to related parties and common shares issued to officers, directors, affiliates, and other related parties in payment of costs and expenses is provided at Notes 5 and 9.

9. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of December 31, 2020 and 2019.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of December 31, 2020 and 2019, the Company had 28,367,525 and 24,614,325 shares of common stock issued and outstanding, respectively.

Issuances of common stock upon conversion of notes payable

On May 7, 2019, a note payable to a related party in the principal amount of $19,651 was converted into 696,025 shares of the Company's common stock, reflecting an effective price per share of approximately $0.03.

On May 29, 2019, notes payable to related parties in the principal amount of $296,738 were converted into 5,880,875 shares of the Company's common stock, reflecting an effective price per share of approximately $0.05.

Additional information with respect to common stock issued in connection with the conversion of notes payable is provided at Note 5.

Common Stock Issuable

On August 10, 2018, the Company (through Gaming UK) entered into an Asset Sale Agreement (the "Sale Agreement") with GameTech UK pursuant to a Court Order (the "Order") issued by the Joint Administrators of GameTech UK Limited (in administration) on May 29, 2018. The Order granted an application previously made on April 19, 2019 for the Administrators of GameTech to sell GameTech assets which were subject to the claims of the secured creditors. Among other provisions, the Order called for the infusion of $300,000 (approximately equivalent to 235,000£) into the Company, and the issuance of 30% of the Company's equity to the secured creditors, for which the secured creditors would release their secured interest. Accordingly, it was determined that 3,271,150 common shares, valued at $42,162 (approximately equivalent to 33,016£), were to be issued in order to satisfy this provision. On December 4, 2018, 750,000 of such shares valued at $9,667 (approximately equivalent to 7,570£), were issued. At December 31, 2018, common stock issuable consisted of the value of 2,521,150 shares of the Company's common stock allocated to satisfy certain provisions of the transaction with GameTech UK Limited ("GameTech") as described below.

On May 29, 2019, the remaining 2,521,150 of such shares valued at $32,495 (approximately equivalent to 25,446£) were issued.

Common Shares Issued to Officers, Directors, Affiliates and Other Related Parties in Payment of Costs and Expenses

During the year ended December 31, 2019, the Company issued 4,343,425 shares of the Company's common stock, valued at $137,645, reflecting an effective price per share of approximately $0.03, in payment of accrued costs and expenses to officers, directors, affiliates, and other related parties.

Private Placement of Common Stock

On May 7, 2019, the Company sold 7,424,350 shares of the Company's common stock to an existing shareholder for a cash purchase price of $209,614, reflecting an effective price per share of approximately $0.03. On September 25, 2019, the Company sold 1,125,000 shares of the Company's common stock to an existing shareholder for a cash purchase price of $55,606, reflecting an effective price per share of approximately $0.05.

Effective as of February 26, 2020, the Company completed a private placement to non-U.S. persons for the sale of 205,000 shares of its common stock (the "Private Placement") at a price of $2.50 per share pursuant to Rule 903 of Regulation S under the Securities Act with thirteen individual investors for cash proceeds of $512,500. No fees or other costs were incurred in connection with this Private Placement. Of the 205,000 shares of common stock sold, 121,000 shares were sold for a total purchase price of $302,500 prior to December 31, 2019.  During January and February 2020, the remaining 84,000 shares were sold for a total purchase price of $210,000. The proceeds from the Private Placement were used for general operating purposes.

On March 4, 2020, the fourteenth investor elected to cancel their subscription for 24,000 shares of common stock. The subscription proceeds of $60,000, which were received in December 2019, were returned to the cancelling investor on March 18, 2020. As of December 31, 2019, the cancelled stock sale was excluded from stockholders' equity and was reflected as a cancelled common stock investment payable in the consolidated balance sheet at such date.

During June 2020, the Company sold an aggregate of 24,200 shares of common stock at $2.50 per share to 3 investors, generating gross proceeds of $60,500.

On October 16, 2020, the Company sold 5,000 shares of common stock at $2.50 per share to an investor, generating gross proceeds of $12,500.

On November 12, 2020, the Company sold 40,000 shares of common stock at $2.50 per share to two investors, generating gross proceeds of $100,000.

On November 20, 2020, the Company sold 600,000 shares of common stock at $2.50 per share to an investor, generating gross proceeds of $1,500,000. In connection with this transaction, the Company agreed to pay a cash finder’s fee to a broker equal to nine percent (9%) of gross proceeds, equal to $135,000, and a warrant to purchase nine percent (9%) of the total shares purchased, or 54,000 shares of the Company’s common stock, at $2.50 per share, with a term of five years. In addition, the Company agreed to pay the broker additional compensation consisting of 250,000 restricted shares of common stock if and when the investor has purchased an aggregate of 1,600,000 shares of the Company’s common stock in a private placement.

On December 2, 2020, the Company sold 400,000 shares of common stock at $2.50 per share to an investor, generating gross proceeds of $1,000,000. The Company paid $90,000 in placement agent fees and $30,000 in legal fees in connection with the private placement.

Consulting Agreements

Effective August 3, 2020, the Company entered into a consulting agreement with Montrose Capital Partners Limited to provide consulting, advisory and related services to the Company for a term of two years. Consideration under this consulting agreement was paid exclusively in the form of 2,000,000 shares of the Company's common stock, which were valued at $5,000,000 based on the fair value of the Company's common stock of $2.50 per share on the effective date of the consulting agreement. The total consideration pursuant to this consulting agreement of $5,000,000 was charged to general and administrative costs in the statement of operations on the issuance date. The consulting agreement requires the Company to include such shares in any registration statement that it files with the SEC.

On October 21, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $125,000; 50,000 shares of the Company’s common stock upon the quotation of the Company’s stock on OTC Markets; and 100,000 shares of the Company common stock at each of the following three renewal periods, if the agreement is renewed.

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $125,000; 50,000 shares of the Company’s common stock six months after the date of the agreement; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed.

On November 25, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year with automatic renewal for successive one-year terms unless either party elects not to renew. Compensation consists of 250,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $625,000.

Warrants

A summary of warrant activity for the year ended December 31, 2020 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2019	–	$–	–	$–
Granted	90,000	2.50	4.89	–
Exercised	–	–	–	–
Outstanding on December 31, 2020	90,000	$2.50	4.89	$–

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	December 31,
	2020	2019
Net operating loss carryforwards - Foreign	$1,879,000	$143,000
Net operating loss carryforwards - U.S.	421,000	1,000
	2,300,000	144,000
Valuation allowance	(2,300,000)	(144,000)
Net deferred tax assets	$–	$–

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company's deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for Gaming US for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	Years Ended December 31,
	2020	2019

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Difference between U.S. and U.K. tax rates	2.0%	2.0%
Change in valuation allowance	19.0%	19.0%
Effective tax rate	0.0%	0.0%

The Company's United Kingdom subsidiary is subject to the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 19% on income reported in its statutory financial statements, after appropriate tax adjustments, for the fiscal years commencing April 1, 2017, 2018, 2019, and 2020 and 18% for the fiscal year commencing April 1, 2020.

At December 31, 2020, the Company has available net operating loss carryforwards for U.S. federal and United Kingdom corporate income tax purposes of approximately $825,000 and $1,912,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2039. United Kingdom net operating losses may be carried over indefinitely.

11. Commitments and Contingencies

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of December 31, 2020 and 2019, the Company was not subject to any threatened or pending legal actions or claims.

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming UK, at the request and under the sole discretion of Gaming UK, at the rate of $1,658 (equivalent to 1,250£) per week up to a maximum of $82,888 (equivalent to 62,500£) per annum.

Impact of COVID-19 on the Company

The global outbreak of COVID-19 has led to severe disruptions in general economic activities, as businesses and governments have taken broad actions to mitigate this public health crisis. Although the Company has not experienced any significant disruption to its business to date, these conditions could significantly negatively impact the Company's business in the future.

The extent to which the COVID-19 outbreak ultimately impacts the Company's business, future revenues, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity and longevity, the actions to curtail the virus and treat its impact (including an effective vaccine), and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, the Company may be at risk of experiencing a significant impact to its business as a result of the global economic impact, including any economic downturn or recession that has occurred or may occur in the future.

Currently, capital markets have been disrupted by the crisis, as a result of which the availability, amount and type of financing available to the Company in the near future is uncertain and cannot be assured and is largely dependent upon evolving market conditions and other factors.

The Company intends to continue to monitor the situation and may adjust its current business plans as more information and guidance become available.

12. Subsequent Events

Private Placement of Common Stock

During the three months ended March 31, 2021, the Company sold 1,614,600 shares of its common stock to private investors for gross proceeds of $4,036,500.

Consulting Agreements

In January 2021, the Company entered into two agreements with two consultants to provide investor relation services to the Company. The agreements are for a term of one year. The Company issued 200,000 shares of its common stock in exchange for the services. The common stock was valued at $500,000 at the time the agreements were executed.

In February 2021, the Company entered into an internet advertising campaign with a consultant. The contract is for a term of one year and calls for an initial non-refundable deposit of $20,000 upon the execution of the agreement and a payment of $1,000,000, payable with shares of the Company’s common stock using a value of $3.00 per share, representing 333,334 shares of the Company’s common stock.

Related Party Transactions

During the three months ended March 31, 2021, the Company paid base salary and a bonus of £75,000, totaling $198,361 to Jason Drummond, the Company’s sole director and executive officer.

Sponsorship Agreement

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Corporation to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Corporation’s “VALE” brand and create certain promotional materials in connection therewith for the Corporation’s use in the United States, Latin America and certain countries in the Caribbean. Pursuant to the Canelo Agreement we will, among other things, pay to Holiday a cash fee of US$1,600,000 and be responsible for paying certain other amounts as provided therein.

