Form 10-Q
period 2021-03-31
Gaming Technologies, Inc.
filed 2021-05-24
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 24, 2021, 30,521,059 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties, including the risks outlined under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) and in this Form 10-Q, that could cause actual results to differ materially from our historical experience and our present expectations or projections. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, or joint ventures we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q, as well as the Form 10-K and the other reports, schedules and documents we have filed with the SEC, completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless the context requires otherwise, references in this report to “Gaming Technologies,” the “Company,” “we,” “us,” and “our” refer to Gaming Technologies, Inc., a Delaware corporation, and its subsidiary. All brand names or trademarks appearing in this report are the property of their respective holders.

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARY

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash	$4,542,559	$1,946,232
Deposits and other current assets	104,950	37,917
Total current assets	4,647,509	1,984,149
Property and equipment, net	6,240	8,503
Operating lease right of use asset, net	–	11,968
Intellectual property, net	201,034	50,967
Total assets	$4,854,783	$2,055,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$374,433	$368,784
Due to related parties	86,427	14,918
Current portion of note payable, bank	2,241	2,241
Current portion of operating lease liability	–	11,968
Total current liabilities	463,101	397,911
Note payable, bank	62,741	62,741
Total liabilities	525,842	460,652

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 30,521,059 shares and 28,367,525 shares at March 31, 2021 and December 31, 2020, respectively	30,521	28,367
Additional paid-in capital	14,677,355	9,551,507
Accumulated other comprehensive income	(31,919)	(18,746)
Accumulated deficit	(10,347,016)	(7,966,193)
Total stockholders' equity	4,328,941	1,594,935
Total liabilities and stockholders' equity	$4,854,783	$2,055,587

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$2,089	$–

Costs and Expenses:
Cost of revenues	182,263	–
Software development, including amortization of intellectual property of $18,403 and $15,239 in 2021 and 2020, respectively	18,403	20,105
General and administrative:
Officers, directors, affiliates, and other related parties	291,855	85,509
Other (including stock compensation costs of $1,446,502 in 2021)	1,890,390	127,130

Total Costs and expenses	2,382,911	232,744

Loss from operations	(2,380,822)	(232,744)
Other income (expense):
Interest expense	–	(912)
Foreign currency gain	–	(17,848)
Total other expense, net	–	(18,760)
Net loss	(2,380,822)	(251,504)
Foreign currency translation adjustment	(13,173)	–

Comprehensive loss	$(2,393,995)	$(251,504)

Net loss per common share - basic and diluted	$(0.08)	$(0.01)

Weighted average common shares outstanding - basic and diluted	29,522,424	24,680,765

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	1,616,600	1,617	3,679,883	–	–	3,681,500
Common stock issued as compensation	536,934	537	1,445,965	–	–	1,446,502
Foreign currency translation adjustment	–	–	–	(13,173)	–	(13,173)
Net loss	–	–	–	–	(2,380,823)	(2,380,823)
Balance, March 31, 2021	30,521,059	$30,521	$14,677,355	$(31,919)	$(10,347,016)	$4,328,941

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2019	24,614,325	$24,614	$1,040,199	$2,766	$(754,376)	$313,203
Common stock issued in connection with private placement, net	84,000	84	209,916	–	–	210,000
Acquisition of Game Tech	–	–	12,061	–	–	12,061
Foreign currency translation adjustment	–	–	–	7,463	–	7,463
Net loss	–	–	–	–	(251,504)	(251,504)
Balance, March 31, 2020	24,698,325	$24,698	$1,262,176	$10,229	$(1,005,880)	$291,223

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,380,823)	$(251,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,663	1,953
Amortization of intellectual property	18,403	15,239
Amortization of accrued lending fee	–	912
Amortization of operating lease right of use asset	12,086	11,046
Stock compensation	1,446,502	–
Foreign currency gain / (loss)	–	17,849
Changes in operating assets and liabilities:
(Increase) decrease in -
Due from related parties	–	(126,972)
Deposits and other current assets	(66,576)	(22,860)
Increase (decrease) in -
Accounts payable and accrued expenses	1,990	40,838
Due to related parties	71,264	2,925
Operating lease liability	(12,086)	(11,046)
Net cash used in operating activities	(906,577)	(321,620)

Cash flows from investing activities:
Purchase of intellectual property	(166,680)	–
Purchase of property and equipment	–	(5,266)
Net cash used in investing activities	(166,680)	(5,266)

Cash flows from financing activities:
Proceeds from private placement of common stock	3,681,500	210,000
Repayment of cancelled common stock subscription	–	(60,000)
Net cash provided by financing activities	3,681,500	150,000

Effect of exchange rate on cash	(11,916)	(4,559)

Cash:
Net increase / (decrease)	2,596,327	(181,445)
Balance at beginning of year	1,946,232	320,402
Balance at end of year	$4,542,559	$138,957

(Continued)

5

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Three Months Ended March 31,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$–	$–
Income taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended March 31, 2021

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

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the three months ended March 31, 2021, the Company incurred a net loss of $2,380,823 utilized cash in operating activities of $906,577, and had an accumulated deficit of $10,347,016 as of March 31, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At March 31, 2021, the Company had cash of $4,542,559, reflecting cash of $3,681,500 from the sale of common stock in the first quarter of 2021.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's condensed consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company's business in 2021 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company's business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the effect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the financial statements of Gaming US and its wholly-owned foreign subsidiary, Gaming UK. Intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 2021 and December 31, 2020, the Company's cash balances by currency consisted of the following:

	March 31, 2021	December 31, 2020

GBP	£13,374	£49,127
USD	$4,524,239	1,879,166

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at March 31, 2021 or December 31, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

The Company operates an online betting platform allowing users to place wagers on casino games. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on. Gross gaming revenue is split with our partners, whose share of gross gaming revenue is recorded as a reduction to net gaming revenue.

Cost of Revenue

Cost of revenue consists primarily of variable costs related to our contract with Big Bola. These include mainly (i) payment processing fees and chargebacks, (ii) product taxes, (iii) technology costs, (iv) revenue share / market access arrangements, and (v) feed / provider services. The Company incurs payment processing fees on user deposits, withdrawals and deposit reversals from payment processors (“chargebacks”). Chargebacks have not been material to date. Cost of revenue also includes expenses related to the distribution of our services, amortization of intangible assets and compensation of revenue associated personnel.

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

The Company will recognize the fair value of stock-based compensation awards in general and administrative costs or in software development costs, as appropriate, in the Company's condensed consolidated statements of operations. The Company will issue new shares of common stock to satisfy stock option exercises.

As of March 31, 2021 and December 31, 2020, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the three months ended March 31, 2021 and 2020 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At March 31, 2021 and December 31, 2020, the Company excluded warrants to acquire 234,000 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

The Company has adopted ASU 2017-11, Earnings per share (Topic 260), provided that when determining whether certain financial instruments should be classified as liability or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the three months ended March 31, 2021 and the year ended December 31, 2020. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Three months ended March 31, 2021	Year ended December 31, 2020

Period-end GBP to USD1.00 exchange rate	1.3802	1.3652
Period-average GBP to USD1.00 exchange rate	1.3859	1.2825

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future condensed consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020

Computer and office equipment	$27,307	$27,307
Less accumulated depreciation	(21,067)	(18,804)
Computer and office equipment, net	$6,240	$8,503

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the three months ended March 31, 2021 and 2020 was $2,663 and $1,953, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020

Software	$194,978	$194,978
Internet domain name	181,525	13,055
Total intellectual property	376,503	208,033
Less accumulated amortization	(175,469)	(157,066)
Intellectual property, net	$201,034	$50,967

Amortization expense for the three months ended March 31, 2021 and 2020 was $18,403 and $15,239, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the three months ended March 31, 2021, the Company recorded interest expense of $212 with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of March 31, 2021, $64,982 was due under this note, of which, $2,241 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2021	$2,241
2022	10,137
2023	10,137
2024	10,137
2025	10,137
Thereafter	22,193
Total payments	64,982
Less current portion	2,241
$62,741

6. Related Party Transactions

During the three months ended March 31, 2021 and 2020, the Company paid base salary, and a bonus of £75,000, totaling $291,855 and $85,509 to Jason Drummond, the Company’s sole director and executive officer.

As of March 31, 2021 and December 31, 2020, $86,427 and $14,918 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment.

7. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of March 31, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2021 and December 31, 2020, the Company had 30,521,059 and 28,367,525 shares of common stock issued and outstanding, respectively.

Private Placement of Common Stock

On February 3, 2021, Gaming Technologies, Inc. (the “Company”) entered into a Securities Purchase Agreement with certain accredited investors (“Purchase Agreement”), pursuant to which the Company sold an aggregate of 1,606,600 shares of its Common Stock for gross proceeds of $4,016,500 in a private placement. The Company paid a finder’s fee to registered brokers in the amount of $360,000 in connection with these transactions resulting in net proceeds to the Company of $3,656,500. In connection with the Purchase Agreement, the Company issued to certain registered brokers warrants to purchase an aggregate of 144,000 shares of common at an exercise price of $2.50 per share, with an expiration date 5 years from the date of issuance, pursuant to the terms of certain finder’s fee agreements previously entered into by the Company and such brokers.

Under the terms of the Purchase Agreement, each investor was granted customary piggyback registration rights in the event the Company proposes to register the offer and sale of any shares of its common stock, subject to the limitations set forth in the Purchase Agreement, such as a registration statement solely relating to an offering or sale to employees or directors of the Company pursuant to employee stock plan or in connection with any dividend or distribution. The Purchase Agreement also provides the investors the option and right to participate in future capital raising transactions at the same purchase price and on the same terms and conditions as other investors participating in such transactions, for an aggregate purchase price of up to $6,000,000.

If, at any time during the twelve months following sale of the Shares, the Company issues or sells shares of common stock or common stock equivalents, except for certain exempt issuances as described in the Purchase Agreement, at a price below $2.50 per share, then immediately upon such issuance or sale, the Company will deliver to the investors that number of restricted shares of common stock equal to the difference between the number of Shares purchased by the investor pursuant to this Purchase Agreement and the number of shares of common stock the investor would have received for the investor’s subscription amount at the dilutive issuance price.

In March 2021, the Company sold 10,000 shares of its Common Stock for gross proceeds of $25,000 in a private placement.

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock six months after the date of the agreement; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of these shares will be recorded during the service period. During the period ended March 31, 2021, the Company amortized $104,167 representing the pro rata portion of the grant date fair value of the next 50,000 shares to be issued.

In January 2021, the Company entered into two agreements with two consultants to provide investor relation services to the Company. The agreements are for a term of one year. The Company issued 200,000 shares of its common stock in exchange for the services. The common stock was valued at $500,000 at the time the agreements were executed.

In February 2021, the Company entered into an internet advertising campaign with a consultant. The contract is for a term of one year and calls for an initial non-refundable deposit of $20,000 upon the execution of the agreement and a payment of 333,334 shares of the Company’s common stock valued at $833,335 on the date of issuance.

In March 2021, the Company issued 3,600 shares of its common stock to a consultant in exchange for consulting services. The fair market value of the services was $9,000.

Warrants

A summary of warrant activity for the three months ended March 31, 2021 and the year ended December 31, 2020 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2020	90,000	$2.50	4.89	$–
Granted	144,000	2.50	4.83	–
Exercised	–	–	–	–
Outstanding on March 31, 2021	234,000	$2.50	4.64	$–

8. Commitments and Contingencies

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of March 31, 2021 and December 31, 2020, the Company was not subject to any threatened or pending legal actions or claims.

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

9. Subsequent Events

Canelo Sponsorship Agreement

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

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.

Equity Incentive Plan

On April 29, 2021, the Company adopted, and on May 21, 2021 a majority of its stockholders approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards covering up to 3,000,000 shares of our common stock (subject to increase as provided therein) will be available for issuance. The purpose of the 2021 Plan is to (a) enable the Company and its affiliates to attract and retain the types of employees, directors and consultants who will contribute to the Company’s long-range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business, thus enhancing the value of the Company for the benefit of its stockholders. Subject to adjustment in the case of stock splits and certain other circumstances in accordance with the terms of the 2021 Plan, the Company will reserve for issuance under the 2021 Plan no more than (a) 3,000,000 shares of common stock (b) plus on January 1, 2022, and on each January 1 thereafter, a number of shares of common stock equal to 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or such lesser number of shares as determined by the board of directors no later than the immediately preceding December 31. Shares of Common Stock available for distribution under the 2021 Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. Shares of Common Stock subject to an award that expires or is canceled, forfeited, or terminated without issuance of the full number of shares of Common Stock to which the award related, as well as any shares of common stock subject to an award that are (a) tendered in payment of an option, (b) delivered or withheld by the company to satisfy any tax withholding obligation, or (c) covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award, shall be added back to the shares of common stock available for issuance of awards or delivery under the 2021 Plan. Awards that may be granted under the 2021 plan include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, (f) cash awards, and (g) other equity-based awards. Incentive stock options may be granted only to employees. Awards other than incentive stock options may be granted to employees, consultants and directors and those individuals whom the Committee or the Board determines are reasonably expected to become employees, consultants and directors following the grant date. Our principal executive officer, principal financial officer and other named executive officers are eligible to participate in and receive awards under the 2021 Plan. The 2021 Plan has a term of ten years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A (“Risk Factors”) in the Form 10-K and elsewhere in this Form 10-Q.

Overview

The Company is a mobile games developer, publisher, and operator with offices in London and New York.

The Company’s activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company commenced revenue-generating operations in February 2021, does not have positive cash flows from operations, and is dependent on periodic infusions of equity capital to fund its operating requirements.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the three months ended March 31, 2021, the Company incurred a net loss of $2,380,823 and utilized cash in operating activities of $906,577, and had an accumulated deficit of $10,347,016 as of March 31, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At March 31, 2021, the Company had cash of $4,542,559, reflecting cash of $3,681,500 from the sale of common stock in the first quarter of 2021.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's condensed consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue From Contracts With Customers. ASC Topic 606 requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the standard requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Revenue is recognized based on the following five step model:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation

Performance Obligations

The Company operates an online betting platform allowing users to place wagers on casino and other games. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on. Gross gaming revenue is split with our partners, whose share of gross gaming revenue is recorded as a reduction to net gaming revenue.

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

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for discussion of Recent Accounting Policies.

Plan of Operation

The Company specializes in the rapidly growing financial, gaming and entertainment sectors. Once development is complete, the Company intends to license its software platform to mobile gaming operators and developers to enable rapid development of new games.

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, we share 60% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. In February 2021, vale.mx began operations.

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.

Key Performance Indicators – B2C Operations

Registered Players

A registered player is a customer who has registered on our app or website and met the Know Your Customer customer identification requirements, which include identity and address verification (“KYC requirements”). During the three months ended March 31, 2021 we registered 17,038 players.

Monthly Unique Payers

Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our online games on a monthly basis.

MUPs is a key indicator of the scale of our user base and awareness of our brand. We believe that year-over-year MUPs will also generally be indicative of the long-term revenue growth potential of our online casino, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand our online casino offerings to appeal to a wider audience.

We define MUPs as the number of unique payers per month who had a paid engagement (i.e., participated in a casino game) across one or more of our product offerings via our technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

A “unique paid user” or “unique payer” is any person who had one or more paid engagements via our B2C technology during the period (i.e., a user that participates in a paid engagement with one of our B2C product offerings counts as a single unique paid user or unique payer for the period). We exclude users who have made a deposit but have not yet had a paid engagement. Unique payers or unique paid users include users who have participated in a paid engagement with promotional incentives, which are fungible with other funds deposited in their wallets on our technology. The number of these users included in MUPs has not been material to date and a substantial majority of such users are repeat users who have had paid engagements both prior to and after receiving incentives.

During the three months ending March 31, 2021, the first quarter in which we generated revenues, our MUPs were 448.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the quarter ending March 31, 2021, our ARPMUP was $4.66.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the three months ended March 31, 2021, our handle was $569,237.

Hold

Hold is essentially the amount of cash that our platforms keep after paying out winning bets. The industry also refers to hold as win or revenue. During the three months ended March 31, 2021, our hold was $27,664.

Online games are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered) on bets placed on, or the actual outcome of, games or events on which users bet. Although our product offerings generally perform within a defined statistical range of outcomes, actual outcomes may vary for any given period, and a single large bet can have a sizeable impact on our short-term financial performance. Our hold is also affected by factors that are beyond our control, such as a user’s skill, experience and behavior, the mix of games played, the financial resources of users and the volume of bets placed. As a result of variability in these factors, actual hold rates on our products may differ from the theoretical win rates we have estimated and could result in the winnings of our gaming users exceeding those anticipated. We seek to mitigate these risks through data science and analytics and rules built into our technology, as well as active management of our amounts at risk at a point in time, but may not always be able to do so successfully, particularly over short periods, which can result in financial losses as well as revenue volatility.

During the three months ended March 31, 2021, our hold percentage was 4.86%.

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of March 31, 2021 and 2020, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $2,089 and $0 for the three months ended March 31, 2021 and 2020. The increase of $2,089 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $182,263 and $0 for the three months ended March 31, 2021 and 2020. The increase of $182,263 was due to the initiation of revenue producing activities in February 2021.

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

Three Months Ended March 31, 2021 and 2020

The Company’s condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, as discussed herein, are presented below.

	Three Months Ended March 31,
	2020	2019

Revenue	$2,089	$–

Costs and expenses:
Cost of revenues	182,263	–
Software development	18,403	20,105
General and administrative
Officers, directors, affiliates and other related parties	291,855	85,509
Other	1,890,390	127,130
Total costs and expenses	2,382,911	232,744
Loss from operations	(2,380,822)	(232,744)
Other income (expense)
Interest expense	–	(912)
Foreign currency gain	–	(17,848)
Total other expense, net	–	(18,760)
Net loss	(2,380,822)	(251,504)
Foreign currency translation adjustment	(13,173)	–
Comprehensive loss	$(2,393,995)	$(251,504)
Net loss per common share – basic and diluted	$(0.08)	$(0.01)
Weighted average common shares outstanding – basic and diluted	29,522,424	24,680,765

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $2,089 and $0 for the three months ended March 31, 2021 and 2020. The increase of $2,089 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $182,263 and $0 for the three months ended March 31, 2021 and 2020. The increase of $182,263 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For three months ended March 31, 2021, software development costs and expenses were $18,403, which consisted of amortization of intellectual property of $18,403.

For the three months ended March 31, 2020, software development costs and expenses were $20,105, which consisted of development costs paid to contractors of $4,866 and amortization of intellectual property of $15,239.

Software development costs and expenses decreased by $1,702 or 8% in 2021 as compared to 2020, primarily as a result of a decrease in costs paid to contractors.

General and Administrative Costs and Expenses. For the three months ended March 31, 2021, general and administrative costs and expenses were $2,182,245, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $291,855, stock compensation expense of $1,446,502, marketing and advertising of $269,967, legal and accounting fees to non-related parties of $82,580, consulting fees of $29,924, depreciation and amortization of property and equipment of $2,663, lease and rent expense of $13,804, transfer agent fees of $9,951, investor relations costs of $20,045, travel expenses of $13,964, and other operating costs of $990.

For the three months ended March 31, 2020, general and administrative costs and expenses were $212,639, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $85,509, legal and accounting fees to non-related parties of $81,933, consulting fees of $28,924, depreciation and amortization of property and equipment of $1,953, lease and rent expense of $12,095, and other operating costs of $2,225.

General and administrative costs increased by $1,969,606 or 926% in 2021 as compared to 2020, primarily as a result of stock compensation expense of $1,446,502, an increase in officer compensation of $206,346 and an increase in marketing and advertising of $269,967.

Interest Expense. For the three months ended March 31, 2021, the Company had interest expense of $0, as compared to interest expense of $912 for the three months ended March 31, 2020, primarily as a result of interest on notes payable.

Foreign Currency Gain (Loss). For the three months ended March 31, 2021, the Company had a foreign currency loss of $0, as compared to a foreign currency loss of $17,848 for the three months ended March 31, 2020, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended March 31, 2021, the Company incurred a net loss of $2,380,822, as compared to a net loss of $251,504 for the three months ended March 31, 2020.

Foreign Currency Translation Adjustment. For the three months ended March 31, 2021, the Company had a foreign currency translation adjustment of $(13,173), as compared to a foreign currency translation adjustment of $0 for the three months ended March 31, 2020. The foreign currency translation adjustment is a result of fluctuations between the GBP, the functional currency of the Company’s UK subsidiary, and the USD, the reporting currency of the Company.

Comprehensive Loss. For the three months ended March 31, 2021, the Company incurred a comprehensive loss of $2,393,995, as compared to a comprehensive loss of $251,504 for the three months ended March 31, 2020.

Liquidity and Capital Resources – March 31, 2021 and December 31, 2020

The Company’s condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has had no operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s condensed consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “—Going Concern”).

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of March 31, 2021, the Company had a working capital of $4,184,408, as compared to working capital of $1,586,238 as of December 31, 2020, reflecting an increase in working capital of $2,598,170 for the three months ended March 31, 2021. The increase in working capital during the three months ended March 31, 2021, was primarily the result of an increase in cash on hand due to the sale of common stock in the first quarter of 2021.

As of March 31, 2021, the Company had cash of $4,542,559, reflecting cash of $3,681,500 from the sale of Common Stock in 2021. As of December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of Common Stock in December 2020.

In February 2021, the Company began earning revenues, however they are not a level sufficient to support the Company’s operations. The Company estimates that its working capital requirements for the next twelve months to be approximately $1,800,000, or $150,000 per month.

The working capital budget will enable the Company to support the existing monthly operating costs of the Company of approximately $150,000 per month, consisting of monthly (and quarterly) accounting and US securities filing costs estimated at $20,000 per month and a sales and marketing budget of $130,000 per month to engage in a sales and marketing campaign to sell licenses of the Company’s software platform to third parties and attach customers to its online casino based in Mexico.

During the year ended December 31, 2020, the Company completed a series of private placements of its Common Stock, with proceeds totaling $2,628,000. See Item 1 (“Business—The Private Placements and Share Exchange”) in the Form 10-K. During the three months ended March 31, 2021 the Company completed another series of private placements of its Common Stock, with proceeds totaling $3,681,500. The Company believes that resulting working capital will be sufficient to fund the Company’s operations for the next twelve months.

Since acquiring the software platform, the Company has successfully carried out development to port the software platform from its former physical server dependencies and reliance on third parties for hardware management and deployment to a cloud-based platform where deployment is automated through the use of infrastructure as code. To make the Company’s software platform work for business-to-business (B2B) licensees, the Company has modified the software to enable remote management by system administrators of prospective licensees. Previously, the platform was business to consumer (B2C) focused, with outsourced management and deployment. As a result of this software development, the Company expects to be able to monetize its software platform by selling licenses to third parties.

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

Operating Activities

For the three months ended March 31, 2021, operating activities utilized cash of $906,577, as compared to utilized cash of $321,620 for the three months ended March 31, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities

For the three months ended March 31, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $166,680.

For the three months ended March 31, 2020, the Company’s investing activities consisted of the acquisition of property and equipment of $5,266.

Financing Activities

For the three months ended March 31, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 1,616,600 shares of Common Stock of $3,681,500.

For the three months ended March 31, 2020, the Company’s financing activities consisted of proceeds from the private placement of 84,000 shares of Common Stock of $210,000 and the repayment of $60,000 in connection with the cancellation of an investment in the private placement.

Off-Balance Sheet Arrangements

As of March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Other than as discussed above and elsewhere in this Form 10-Q, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

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

Other than as discussed above and elsewhere in this Form 10-Q, the Company is not currently aware of any trends, events or uncertainties that are likely to have a material effect on the Company’s financial condition in the near term, although it is possible that new trends or events may develop in the future that could have a material effect on the Company’s financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors.

There have been no material changes from the Risk Factors previously disclosed in Part I, Item 1A, in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, the Company sold 1,606,600 shares of its Common Stock for gross proceeds of $4,016,500 in a private placement. The Company paid a finders fee to registered brokers in the amount of $360,000 in connection with these transactions.

In March 2021, the Company sold 10,000 shares of its Common Stock for gross proceeds of $25,000 in a private placement.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.

We expect to begin generating revenues under this license agreement in the third quarter of 2021, although there can be no assurance this will be the case.

Item 6. Exhibits

Exhibits

Certain of the agreements filed as exhibits to this Report contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

•	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

•	may apply standards of materiality that differ from those of a reasonable investor; and

•	made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form S-1 filed with the SEC on November 10, 2020)
3.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed with the SEC on January 7, 2021
3.3	Bylaws (filed as Exhibit 3.2 to Form S-1 filed with the SEC on November 10, 2020)
10.1	Form of Securities Purchase Agreement (filed as Exhibit 10.1 to Form 8-K filed with the SEC on April 1, 2021)
10.2	Gaming Technologies, Inc., 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the SEC on May 6, 2021)
31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase

*       Filed herewith

 **       Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: May 24, 2021

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, Chief Financial Officer and Secretary

