Form 10-Q
period 2021-06-30
Gaming Technologies, Inc.
filed 2021-08-16
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-249998

Gaming Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2675083
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Two Summerlin Las Vegas, NV USA	89135
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: + 1 (833) 888-4648

413 West 14th Street

New York, New York 10014

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 16, 2021, 30,986,674 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARY

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash	$306,719	$1,946,232
Deposits and other current assets	162,839	37,917
Total current assets	469,558	1,984,149
Property and equipment, net	8,321	8,503
Operating lease right of use asset, net	–	11,968
Intellectual property, net	190,241	50,967
Total assets	$668,120	$2,055,587

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$476,056	$368,784
Due to related parties	12,588	14,918
Current portion of note payable, bank	13,990	2,241
Current portion of operating lease liability	–	11,968
Total current liabilities	502,634	397,911
Note payable, bank	50,992	62,741
Total liabilities	553,626	460,652

Commitments and contingencies	–	–

Stockholders' equity:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 30,521,059 shares and 28,367,525 shares at June 30, 2021 and December 31, 2020, respectively	30,521	28,367
Additional paid-in capital	14,698,188	9,551,507
Accumulated other comprehensive income	(40,410)	(18,746)
Accumulated deficit	(14,573,805)	(7,966,193)
Total stockholders' equity	114,494	1,594,935
Total liabilities and stockholders' equity	$668,120	$2,055,587

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$23,321	$–	$25,410	$–

Costs and Expenses:
Cost of revenues	91,318	–	273,581	–
Software development, including amortization of intellectual property of $15,150 and $14,697 in the three months ended June 30, 2021 and 2020, respectively and $35,071 and $30,011 in the six months ended June 30, 2021 and 2020, respectively	114,460	14,697	132,863	34,802
General and administrative:
Officers, directors, affiliates, and other related parties	155,727	148,914	447,582	234,423
Other (including stock compensation costs of $20,833 and $1,467,335 in the three and six months ended June 30, 2021, respectively)	3,888,605	199,942	5,778,996	327,072

Total Costs and expenses	4,250,110	363,553	6,633,022	596,297

Loss from operations	(4,226,789)	(363,553)	(6,607,612)	(596,297)
Other income (expense):
Interest expense	–	(2,083)	–	(2,995)
Foreign currency gain or (loss)	–	(1,042)	–	(18,890)
Total other expense, net	–	(3,125)	–	(21,885)
Net loss	(4,226,789)	(366,678)	(6,607,612)	(618,182)
Foreign currency translation adjustment	(8,491)	9,976	(21,664)	9,976

Comprehensive loss	$(4,235,280)	$(356,702)	$(6,629,276)	$(608,206)

Net loss per common share - basic and diluted	$(0.14)	$(0.05)	$(0.22)	$(0.02)

Weighted average common shares outstanding - basic and diluted	30,521,059	7,518,094	30,033,705	24,689,545

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three and Six Months Ended June 30, 2021 and 2020

Three and six months ended June 30, 2021:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, March 31, 2021	30,521,059	$30,521	$14,677,355	$(31,919)	$(10,347,016)	$4,328,941
Common stock issued in connection with private placement, net	–	–	–	–	–	–
Common stock issued as compensation	–	–	20,833	–	–	20,833
Foreign currency translation adjustment	–	–	–	(8,491)	–	(8,491)
Net loss for the three months ended June 30, 2021	–	–	–	–	(4,226,789)	(4,226,789)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	1,616,600	1,617	3,679,883	–	–	3,681,500
Common stock issued as compensation	536,934	537	1,466,798	–	–	1,467,335
Foreign currency translation adjustment	–	–	–	(21,664)	–	(21,664)
Net loss for the six months ended June 30, 2021	–	–	–	–	(6,607,612)	(6,607,612)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494

Three and six months ended June 30, 2020:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, March 31, 2020	24,698,325	$24,698	$1,262,176	$10,229	$(1,005,880)	$291,223
Common stock issued in connection with private placement, net	–	–	–	–	–	–
Acquisition of Game Tech	–	–	–	–	–	–
Foreign currency translation adjustment	–	–	–	2,513	–	2,513
Net loss for the three months ended June 30, 2020	–	–	–	–	(366,678)	(366,678)
Balance, June 30, 2020	24,698,325	$24,698	$1,262,176	$12,742	$(1,372,558)	$(72,942)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2019	24,614,325	$24,614	$1,040,199	$2,766	$(754,376)	$313,203
Common stock issued in connection with private placement, net	84,000	84	209,916	–	–	210,000
Acquisition of Game Tech	–	–	12,061	–	–	12,061
Foreign currency translation adjustment	–	–	–	9,976	–	9,976
Net loss for the six months ended June 30, 2020	–	–	–	–	(618,182)	(618,182)
Balance, June 30, 2020	24,698,325	$24,698	$1,262,176	$12,742	$(1,372,558)	$(72,942)

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(6,607,612)	$(618,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,146	3,844
Interest expense subsidy	–	(86)
Amortization of intellectual property	35,342	30,011
Amortization of accrued lending fee	–	(599)
Amortization of operating lease right of use asset	11,968	21,870
Stock compensation	1,467,335	–
Foreign currency gain / (loss)	–	18,890
Changes in operating assets and liabilities:
(Increase) decrease in -
Due from related parties	–	(53,727)
Deposits and other current assets	(124,922)	(2,377)
Increase (decrease) in -
Accounts payable and accrued expenses	107,272	196,341
Due to related parties	(2,330)	2,312
Operating lease liability	(11,968)	(21,870)
Accrued interest payable	–	86
Net cash used in operating activities	(5,119,769)	(423,487)

Cash flows from investing activities:
Purchase of intellectual property	(174,616)	–
Purchase of property and equipment	(4,964)	(5,266)
Net cash used in investing activities	(179,580)	(5,266)

Cash flows from financing activities:
Proceeds from private placement of common stock	3,681,500	210,000
Proceeds from note payable bank	–	60,623
Repayment of note payable related party	–	(35,508)
Repayment of cancelled common stock subscription	–	(60,000)
Net cash provided by financing activities	3,681,500	175,115

Effect of exchange rate on cash	(21,664)	(9,965)

Cash:
Net decrease	(1,639,513)	(263,603)
Balance at beginning of year	1,946,232	320,402
Balance at end of year	$306,719	$56,799

(Continued)

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Six Months Ended June 30,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$–	$3,593
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrued interest payable contributed to capital by related parties	$–	$12,061

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2021 and 2020

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

Gaming US maintains its principal executive offices in Las Vegas, Nevada, United States. Gaming UK maintains its principal executive offices in London, England.

Business Operations

The Company is a mobile games developer, publisher, and operator with offices in London and Las Vegas. The Company intends to license its software platform to mobile gaming operators and developers to enable rapid development of new games. In addition, the Company operates an online gaming operation in Mexico through its web site vale.mx.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2021, the Company incurred a net loss of $6,607,612 utilized cash in operating activities of $5,119,769, and had an accumulated deficit of $14,573,805 as of June 30, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At June 30, 2021, the Company had cash of $306,719, reflecting cash of $3,681,500 from the sale of common stock in the first quarter of 2021 and marketing development costs of $3,524,643.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

As of June 30, 2021 and December 31, 2020, the Company's cash balances by currency consisted of the following:

	June 30, 2021	December 31, 2020

GBP	£14,297	£49,127
USD	$286,988	$1,879,166

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at June 30, 2021 or December 31, 2020.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the three months ended June 30, 2021 and 2020 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At June 30, 2021 and December 31, 2020, the Company excluded warrants to acquire 234,000 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the six months ended June 30, 2021 and the year ended December 31, 2020. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Six months ended June 30, 2021	Year ended December 31, 2020

Period-end GBP to USD1.00 exchange rate	1.3801	1.3652
Period-average GBP to USD1.00 exchange rate	1.3885	1.2825

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

3. Property and Equipment

Property and equipment as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020

Computer and office equipment	$32,445	$27,307
Less accumulated depreciation	(24,124)	(18,804)
Computer and office equipment, net	$8,321	$8,503

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the six months ended June 30, 2021 and 2020 was $5,320 and $3,844, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020

Software	$194,978	$194,978
Internet domain name	187,400	13,055
Total intellectual property	382,378	208,033
Less accumulated amortization	(192,137)	(157,066)
Intellectual property, net	$190,241	$50,967

Amortization expense for the six months ended June 30, 2021 and 2020 was $35,071 and $30,011, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the six months ended June 30, 2021, the Company recorded interest expense of $731, with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of June 30, 2021, $64,982 was due under this note, of which, $13,990 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2021	$2,241
2022	10,137
2023	10,137
2024	10,137
2025	10,137
Thereafter	22,193
Total payments	64,982
Less current portion	13,990
$50,992

6. Related Party Transactions

During the six months ended June 30, 2021 and 2020, the Company paid base salary, and a bonus of £75,000, totaling $390,307 and $165,081 to Jason Drummond, the Company’s sole director and executive officer.

As of June 30, 2021 and December 31, 2020, $12,588 and $14,918 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment.

7. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of June 30, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2021 and December 31, 2020, the Company had 30,521,059 and 28,367,525 shares of common stock issued and outstanding, respectively.

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

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock six months after the date of the agreement, which was May 6, 2021; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of $875,000 of these shares will be amortized over the service period. During the six months ended June 30, 2021, the Company amortized $125,000, representing the pro rata portion of the grant date fair value of the shares vesting during the period. As of June 30, 2021, $708,333 of unvested stock compensation will be amortized in future periods. The Company was obligated to issue a second tranche of 50,000 shares on May 6, 2021. These shares had not yet been issued as of the date of this filing.

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

Warrants

A summary of warrant activity for the six months ended June 30, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2020	90,000	$2.50	4.84	$–
Granted	144,000	2.50	4.78	–
Exercised	–	–	–	–
Outstanding on June 30, 2021	234,000	$2.50	4.59	$–

Stock-option plan

On May 21, 2021, the shareholders of the Company approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The purposes of the 2021 Plan are to (a) enable the Company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants, and directors with those of the shareholders of the Company; and (c) promote the success of the Company’s business. The persons eligible to receive awards are the employees, consultants, and directors of the Company and such other individuals designated by the 2021 Plan’s administrative committee (the Committee) who are reasonably expected to become employees, consultants, and directors after the receipt of Awards. Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, (f) Cash Awards, and (g) Other Equity-Based Awards. 3,000,000 shares are available for issuance under the 2021 Plan. The shares available for issuance may be increased annually by the lesser of four percent (4%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such number of shares of common stock as determined by the Committee no later than the immediately preceding December 31.

8. Commitments and Contingencies

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

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of June 30, 2021 and December 31, 2020, the Company was not subject to any threatened or pending legal actions or claims.

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

9. Subsequent Events

In August 2021, the Company sold 415,615 shares of common stock at a purchase price of $3.25 per share in a private placement for gross proceeds of $1,350,749. The Company agreed with the purchasers to file with the SEC by August 31, 2021, a registration statement on Form S-1 or other available form to register these shares under the Securities Act for resale, and to use its commercially reasonable efforts to cause such registration statement to become effective within 120 days after such date (or, in the event of a “full review” by the SEC staff, 150 calendar days after such date), and to keep such registration statement effective (with certain exceptions) until all such shares (i) have been sold, thereunder or pursuant to Rule 144 under the Securities Act, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. The Company will pay all expenses of such registration other than broker or similar commissions or fees or transfer taxes of any selling shareholder. The Company and each holder of such shares agreed to provide customary indemnifications to each other in connection with the registration statement. The Company also agreed to provide to such holders “piggyback” registration rights in certain circumstances. The Company agreed to pay a licensed broker a cash fee equal to 9% of the purchase price paid by certain investors for their shares, to reimburse it for certain expenses, and to issue to the broker warrants to purchase 9.0% of the total number of shares purchased by those investors, at an exercise price of $3.25 per share with a cashless exercise feature, with an expiration date 5 years from date of issuance and with other customary terms and conditions. As a result the Company paid a cash fee to the broker of $121,567 and issued warrants to purchase 37,405 shares of common stock.

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

Overview

The Company is a mobile games developer, publisher, and operator with offices in London and Las Vegas.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2021, the Company incurred a net loss of $6,607,612 utilized cash in operating activities of $5,119,769, and had an accumulated deficit of $14,573,805 as of June 30, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At June 30, 2021, the Company had cash of $306,719, reflecting cash of $3,681,500 from the sale of common stock in the first quarter of 2021 and marketing development costs of $3,524,643.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the three months ended June 30, 2021 and 2020 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

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

As of June 30, 2021, the Company did not have any outstanding stock options.

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

Key Performance Indicators – B2C Operations

Registered Players

A registered player is a customer who has registered on our app or website and met the Know Your Customer customer identification requirements, which include identity and address verification (“KYC requirements”). During the three and six months ended June 30, 2021 we registered 17,038 and 46,301 players, for a total of 63,339.

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

During the three and six months ending June 30, 2021, our MUPs were 448 and 1,656, respectively.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the six months ending June 30, 2021, our ARPMUP was $15.34, compared to an ARPMUP of $4.66 during the three months ended March 31, 2021. The increase of $10.68 was due to increased marketing efforts on behalf of the Company and new games that have been introduced.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the three and six months ended June 30, 2021, our handle was $1,692,128 and $2,261,365, respectively.

Hold

Hold is essentially the amount of cash that our platforms keep after paying out winning bets. The industry also refers to hold as win or revenue. During the three and six months ended June 30, 2021, our hold was $81,114 and $108,778, respectively.

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

During the three and six months ended June 30, 2021, our hold percentage was 4.79% and 4.81%, respectively.

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of June 30, 2021 and 2020, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $23,321 and $0 for the three months ended June 30, 2021 and 2020 and $25,410 and $0 for the six months ended June 30, 2021 and 2020, respectively. The increase of $25,410 for the six months ended June 30, 2021 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $91,318 and $0 for the three months ended June 30, 2021 and 2020, respectively, and $273,581 for the six months ended June 30, 2021 and 2020, respectively. The increases of $91,318 and $273,581 were due to the initiation of revenue producing activities in February 2021.

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

Three Months Ended June 30, 2021 and 2020

The Company’s condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, as discussed herein, are presented below.

	Three Months Ended June 30,
	2021	2020

Revenue	$23,321	$–

Costs and expenses:
Cost of revenues	91,318	–
Software development	114,460	14,697
General and administrative
Officers, directors, affiliates and other related parties	155,727	148,914
Other	3,888,605	199,942
Total costs and expenses	4,250,110	363,553
Loss from operations	(4,226,789)	(363,553)
Other expense:
Interest expense	–	(2,083)
Foreign currency gain	–	(1,042)
Total other expense, net	–	(3,125)
Net loss	(4,226,789)	(366,678)

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $23,321 and $0 for the three months ended June 30, 2021 and 2020. The increase of $23,321 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $91,318 and $0 for the three months ended June 30, 2021 and 2020. The increase of $91,318 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For three months ended June 30, 2021, software development costs and expenses were $114,460, which consisted of amortization of intellectual property of $15,150.

For the three months ended June 30, 2020, software development costs and expenses were $14,697, which consisted of amortization of intellectual property of $14,697.

Software development costs and expenses increased by $99,763 or 679% in 2021 as compared to 2020, primarily as a result of a increased application development costs for vale.mx.

General and Administrative Costs and Expenses. For the three months ended June 30, 2021, general and administrative costs and expenses were $4,044,332, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $155,727, marketing and advertising of $3,254,676, legal and accounting fees to non-related parties of $152,070, consulting fees of $383,975, stock compensation expense of $20,833, depreciation and amortization of property and equipment of $4,272, lease and rent expense of $11,384, transfer agent fees of $(6,891), investor relations costs of $2,124, travel expenses of $10,375, and other operating costs of $55,787.

For the three months ended June 30, 2020, general and administrative costs and expenses were $348,856, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $148,914, legal and accounting fees to non-related parties of $179,234, consulting fees of $(10,991), stock transfer agent fees of $17,000, depreciation and amortization of property and equipment of $1,892, lease and rent expense of $11,826, and other operating costs of $981.

General and administrative costs increased by $3,695,476 or 1,059% in 2021 as compared to 2020, primarily as a result of marketing and advertising expense of $3,317,162, an increase in consulting fees of $363,432 and a decrease in stock transfer fees of $23,891.

Interest Expense. For the three months ended June 30, 2021, the Company had interest expense of $0, as compared to interest expense of $2,083 for the three months ended June 30, 2020, primarily as a result of interest on notes payable in the prior period.

Foreign Currency Gain (Loss). For the three months ended June 30, 2021, the Company had a foreign currency loss of $0, as compared to a foreign currency loss of $1,042 for the three months ended June 30, 2020, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended June 30, 2021, the Company incurred a net loss of $4,226,789, as compared to a net loss of $366,678 for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

The Company’s condensed consolidated statements of operations for the six months ended June 30, 2021 and 2020, as discussed herein, are presented below.

	Six Months Ended June 30,
	2021	2020

Revenue	$25,410	$–

Costs and expenses:
Cost of revenues	273,581	–
Software development	132,863	34,802
General and administrative
Officers, directors, affiliates and other related parties	447,582	234,423
Other	5,778,996	327,072
Total costs and expenses	6,633,022	596,297
Loss from operations	(6,607,612)	(596,297)
Other expense:
Interest expense	–	(2,995)
Foreign currency gain	–	(18,890)
Total other expense, net	–	(21,885)
Net loss	(6,607,612)	(618,182)

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $25,410 and $0 for the six months ended June 30, 2021 and 2020. The increase of $25,410 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $273,581 and $0 for the six months ended June 30, 2021 and 2020. The increase of $273,581 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For the six months ended June 30, 2021 and 2020, software development costs and expenses were $132,863 and $34,802, respectively, which included amortization of intellectual property of $35,071 and $30,011 for the six months ended June 30, 2021 and 2020, respectively.

Software development costs and expenses increased by $98,061 or 282% in 2021 as compared to 2020, primarily as a result of a new application development efforts.

General and Administrative Costs and Expenses. For the six months ended June 30, 2021, general and administrative costs and expenses were $6,226,578, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $447,582, stock compensation expense of $1,467,335, marketing and advertising of $3,524,643, legal and accounting fees to non-related parties of $234,650, consulting fees of $413,899, depreciation and amortization of property and equipment of $6,935, lease and rent expense of $25,188, transfer agent fees of $3,060, investor relations costs of $22,169, travel expenses of $24,339, and other operating costs of $56,778.

For the six months ended June 30, 2020, general and administrative costs and expenses were $561,495, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $234,423, legal and accounting fees to non-related parties of $261,227, consulting fees of $17,933, depreciation and amortization of property and equipment of $3,844, lease and rent expense of $23,921, and other operating costs of $20,147.

General and administrative costs increased by $5,665,083 or 1009% in 2021 as compared to 2020, primarily as a result of stock compensation expense of $1,467,335, an increase in officer compensation of $213,159, an increase in consulting fees of $395,966, and an increase in marketing and advertising of $3,524,643.

Interest Expense. For the six months ended June 30, 2021, the Company had interest expense of $0, as compared to interest expense of $2,995 for the six months ended June 30, 2020, primarily as a result of interest on notes payable in the prior period.

Foreign Currency Gain (Loss). For the six months ended June 30, 2021, the Company had a foreign currency loss of $0, as compared to a foreign currency loss of $18,890 for the six months ended June 30, 2020, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the six months ended June 30, 2021, the Company incurred a net loss of $6,607,612, as compared to a net loss of $618,182 for the six months ended June 30, 2020.

Liquidity and Capital Resources – June 30, 2021 and December 31, 2020

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

As of June 30, 2021, the Company had a working capital of $(33,076), as compared to working capital of $1,586,238 as of December 31, 2020, reflecting a decrease in working capital of $1,619,314 for the six months ended June 30, 2021. The decrease in working capital during the six months ended June 30, 2021, was primarily the result of marketing costs incurred during the period.

As of June 30, 2021, the Company had cash of $306,719, reflecting the remaining cash derived from the proceeds of $3,681,500 from the sale of Common Stock in the first quarter of 2021. As of December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of Common Stock in December 2020.

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

During the year ended December 31, 2020, the Company completed a series of private placements of its Common Stock, with proceeds totaling $2,628,000. See Item 1 (“Business—The Private Placements and Share Exchange”) in the Form 10-K. During the six months ended June 30, 2021 the Company completed another series of private placements of its Common Stock, with proceeds totaling $3,681,500. In August 2021, the Company closed another series of private placements of its Common Stock, with proceeds totaling $1,350,749. In addition, the Company is planning additional capital raises over the remainder of the calendar year to fund operations as it ramps up revenues. The Company believes that the resulting working capital will be sufficient to fund the Company’s operations for the next twelve months.

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

Operating Activities

For the six months ended June 30, 2021, operating activities utilized cash of $5,119,769, as compared to utilized cash of $423,487 for the six months ended June 30, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities

For the six months ended June 30, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $174,616 and property and equipment of $4,964.

For the six months ended June 30, 2020, the Company’s investing activities consisted of the acquisition of property and equipment of $5,266.

Financing Activities

For the six months ended June 30, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 1,616,600 shares of Common Stock of $3,681,500.

For the six months ended June 30, 2020, the Company’s financing activities consisted of proceeds from the private placement of 84,000 shares of Common Stock of $210,000 and the repayment of $60,000 in connection with the cancellation of an investment in the private placement.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Company sold 415,615 shares of common stock at a purchase price of $3.25 per share in a private placement exempt from registration under the Securities Act under Rule 506(b) of Regulation D under the Securities Act, for gross proceeds of $1,350,749. In connection therewith, we issued to a broker warrants to purchase 27,692 shares of common stock with an exercise price of $3.25 per share and a term of five years. See Part II, Item 5 “Other Information” below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information

The information set forth in Part II, Item 2 above is incorporated herein by reference. We agreed with the purchasers of such shares to file with the SEC by August 31, 2021, a registration statement on Form S-1 or other available form to register these shares under the Securities Act for resale, and to use its commercially reasonable efforts to cause such registration statement to become effective within 120 days after such date (or, in the event of a “full review” by the SEC staff, 150 calendar days after such date), and to keep such registration statement effective (with certain exceptions) until all such shares (i) have been sold, thereunder or pursuant to Rule 144 under the Securities Act, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. We will pay all expenses of such registration other than broker or similar commissions or fees or transfer taxes of any selling shareholder. We and each holder of such shares agreed to provide customary indemnifications to each other in connection with the registration statement. The Company also agreed to provide to such holders “piggyback” registration rights in certain circumstances. We agreed to pay a licensed broker a cash fee equal to 9% of the purchase price paid by certain investors for their shares, to reimburse it for certain expenses, and to issue to the broker warrants to purchase 9.0% of the total number of shares purchased by those investors, at an exercise price of $3.25 per share, with a cashless exercise feature, with an expiration date 5 years from date of issuance and with other customary terms and conditions. As a result we paid a cash fee to the broker of $121,567 and issued warrants to purchase 37,405 shares of common stock.

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

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form S-1 filed with the SEC on November 10, 2020)
3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed with the SEC on January 7, 2021
3.3	Bylaws (filed as Exhibit 3.2 to Form S-1 filed with the SEC on November 10, 2020)
10.1*†	Form of Securities Purchase Agreement between the Company and certain accredited investors.
10.2*	Form of Registration Rights Agreement
10.3*	Gaming Technologies, Inc., 2021 Equity Incentive Plan (filed as Exhibit 10.1 to Form 8-K filed with the SEC on May 6, 2021)
10.4*†	License agreement between the Company and Playboy Enterprises International, Inc., dated May 19, 2021
10.5*†	Sponsorship Agreement between the Company and SA Holiday, Inc., dated April 14, 2021
31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

*	Filed herewith
**	Furnished herewith
†	Certain information identified by [***] has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: August 16, 2021

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, Chief Financial Officer and Secretary

