Form 10-Q
period 2021-09-30
Gaming Technologies, Inc.
filed 2021-11-15
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

413 West 14th Street

New York, New York 10014

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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

As of November 15, 2021, 31,521,653 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARY

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	Unaudited
ASSETS
Current assets:
Cash	$120,465	$1,946,232
Deposits and other current assets	121,634	37,917
Total current assets	242,099	1,984,149
Property and equipment, net	5,873	8,503
Operating lease right of use asset, net	–	11,968
Intellectual property, net	181,287	50,967
Total assets	$429,259	$2,055,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$637,947	$368,784
Due to related parties	13,219	14,918
Current portion of note payable, bank	12,819	2,241
Current portion of operating lease liability	–	11,968
Total current liabilities	663,985	397,911
Note payable, bank	48,073	62,741
Total liabilities	712,058	460,652

Commitments and contingencies	–	–

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding – 31,127,253 shares and 28,367,525 shares at September 30, 2021 and December 31, 2020, respectively	31,127	28,367
Additional paid-in capital	16,484,266	9,551,507
Accumulated other comprehensive income	4,090	(18,746)
Accumulated deficit	(16,802,282)	(7,966,193)
Total stockholders' equity (deficiency)	(282,799)	1,594,935
Total liabilities and stockholders' equity (deficiency)	$429,259	$2,055,587

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$64,577	$–	$89,987	$–

Costs and Expenses:
Cost of revenues	69,989	–	343,570	–
Software development, including amortization of intellectual property of $4,894 and $15,368 in the three months ended September 30, 2021 and 2020, respectively and $38,447 and $45,379 in the nine months ended September 30, 2021 and 2020, respectively	12,928	15,406	145,791	50,208
General and administrative:
Officers, directors, affiliates, and other related parties	92,392	136,688	539,974	371,111
Other (including stock compensation costs of $167,500 and $1,634,836 in the three and nine months ended September 30, 2021, respectively)	2,117,531	5,122,943	7,896,527	5,450,015

Total Costs and expenses	2,292,840	5,275,037	8,925,862	5,871,334

Loss from operations	(2,228,263)	5,275,037	(8,835,875)	5,871,334
Other income (expense):
Interest expense	(214)	(23)	(214)	(3,017)
Foreign currency gain or (loss)	–	3,066	–	(15,824)
Total other expense, net	(214)	3,043	(214)	(18,841)
Net loss	(2,228,477)	(5,271,994)	(8,836,089)	(5,890,175)
Foreign currency translation adjustment	40,842	(14,658)	19,178	(4,682)

Comprehensive loss	$(2,187,635)	$(5,286,652)	$(8,816,911)	$(5,894,857)

Net loss per common share - basic and diluted	$(0.07)	$(0.23)	$(0.29)	$(0.26)

Weighted average common shares outstanding - basic and diluted	30,843,371	22,737,075	30,306,378	22,737,075

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three and Nine Months Ended September 30, 2021 and 2020

Three and nine months ended September 30, 2021:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494
Common stock issued in connection with private placement, net	538,694	539	1,618,646	–	–	1,619,185
Common stock issued as compensation	67,500	68	167,433	–	–	167,500
Foreign currency translation adjustment	–	–	–	44,500	–	44,500
Net loss for the three months ended September 30, 2021	–	–	–	–	(2,228,477)	(2,228,477)
Balance, September 30, 2021	31,127,253	$31,127	$16,484,266	$4,090	$(16,802,282)	$(282,799)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	2,155,294	2,155	5,298,528	–	–	5,300,684
Common stock issued as compensation	604,434	604	1,634,231	–	–	1,634,835
Foreign currency translation adjustment	–	–	–	22,836	–	22,836
Net loss for the nine months ended September 30, 2021	–	–	–	–	(8,836,089)	(8,836,089)
Balance, September 30, 2021	31,127,253	$31,127	$16,484,266	$4,090	$(16,802,282)	$(282,799)

Three and nine months ended September 30, 2020:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, June 30, 2020	24,698,325	$24,698	$1,262,176	$12,742	$(1,372,558)	$(72,942)
Common stock issued in connection with private placement, net	24,200	24	60,476	–	–	60,500
Common stock issued as compensation	2,000,000	2,000	4,998,000	–	–	5,000,000
Foreign currency translation adjustment	–	–	–	(5,294)	–	(5,294)
Net loss for the three months ended September 30, 2020	–	–	–	–	(5,271,994)	(5,271,994)
Balance, September 30, 2020	26,722,525	$26,722	$6,320,652	$7,448	$(6,644,551)	$(289,729)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2019	24,614,325	$24,614	$1,040,199	$2,766	$(754,376)	$313,203
Common stock issued in connection with private placement, net	108,200	108	270,392	–	–	270,500
Common stock issued as compensation	2,000,000	2,000	4,998,000	–	–	5,000,000
Acquisition of Game Tech	–	–	12,061	–	–	12,061
Foreign currency translation adjustment	–	–	–	4,682	–	4,682
Net loss for the nine months ended September 30, 2020	–	–	–	–	(5,890,175)	(5,890,175)
Balance, September 30, 2020	26,722,525	$26,722	$6,320,652	$7,448	$(6,644,551)	$(289,729)

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,836,089)	$(5,890,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,838	5,615
Interest expense subsidy	(729)	(465)
Amortization of intellectual property	38,447	45,379
Amortization of accrued lending fee	–	(604)
Amortization of operating lease right of use asset	11,968	33,248
Stock compensation	1,634,836	5,000,000
Foreign currency gain / (loss)	–	15,824
Changes in operating assets and liabilities:
(Increase) decrease in -
Deposits and other current assets	(83,717)	(2,746)
Increase (decrease) in -
Accounts payable and accrued expenses	269,163	308,833
Due to related parties	(1,699)	(24,228)
Operating lease liability	(11,968)	(33,248)
Accrued interest payable	729	465
Net cash used in operating activities	(6,967,221)	(542,102)

Cash flows from investing activities:
Purchase of intellectual property	(169,319)	–
Purchase of property and equipment	(4,963)	(5,266)
Net cash used in investing activities	(174,282)	(5,266)

Cash flows from financing activities:
Proceeds from private placement of common stock	5,300,684	270,500
Proceeds from note payable to bank	–	60,623
Repayment of note payable related party	–	(35,508)
Repayment of note payable to bank	(4,090)	–
Repayment of cancelled common stock subscription	–	(60,000)
Net cash provided by financing activities	5,296,594	235,615

Effect of exchange rate on cash	(19,178)	(6,400)

Cash:
Net decrease	(1,825,767)	(318,153)
Balance at beginning of year	1,946,232	320,402
Balance at end of year	$120,465	$2,249

(Continued)

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Nine Months Ended September 30,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$943	$3,593
Income taxes	$–	$–

Non-cash investing and financing activities:
Accrued interest payable contributed to capital by related parties	$–	$12,061

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2021 and 2020

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

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.  The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the nine months ended September 30, 2021, the Company incurred a net loss of $(8,836,089) utilized cash in operating activities of $6,967,221, and had an accumulated deficit of $(16,802,282) as of September 30, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At September 30, 2021, the Company had cash of $120,465. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

As of September 30, 2021 and December 31, 2020, the Company's cash balances by currency consisted of the following:

	September 30, 2021	December 31, 2020

GBP	£2,887	£49,127
USD	$116,577	$1,879,166

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at September 30, 2021 or December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At September 30, 2021 and December 31, 2020, the Company excluded warrants to acquire 274,175 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the nine months ended September 30, 2021 and the year ended December 31, 2020. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Nine months ended September 30, 2021	Year ended December 31, 2020

Period-end GBP to USD1.00 exchange rate	1.3466	1.3652
Period-average GBP to USD1.00 exchange rate	1.3844	1.2825

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

3. Property and Equipment

Property and equipment as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020

Computer and office equipment	$32,463	$27,307
Less accumulated depreciation	(26,590)	(18,804)
Computer and office equipment, net	$5,873	$8,503

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the nine months ended September 30, 2021 and 2020 was $11,838 and $5,615, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020

Software	$206,925	$194,978
Internet domain name	170,156	13,055
Total intellectual property	377,081	208,033
Less accumulated amortization	(195,794)	(157,066)
Intellectual property, net	$181,287	$50,967

Amortization expense for the nine months ended September 30, 2021 and 2020 was $38,447 and $45,379, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the nine months ended September 30, 2021, the Company recorded interest expense of $943, with respect to this loan, $729 of which was paid by the Government of the United Kingdom under this program. As of September 30, 2021, $60,892 was due under this note, of which, $12,819 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2021	$3,205
2022	12,819
2023	12,819
2024	12,819
2025	12,819
Thereafter	6,410
Total payments	60,892
Less current portion	12,819
$48,073

6. Related Party Transactions

During the nine months ended September 30, 2021 and 2020, the Company paid base salary, and a bonus of £75,000, totaling $433,376 and $262,801 to Jason Drummond, the Company’s sole director and executive officer.

As of September 30, 2021 and December 31, 2020, $13,219 and $14,918 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment.

7. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of September 30, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2021 and December 31, 2020, the Company had 31,127,253 and 28,367,525 shares of common stock issued and outstanding, respectively.

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

In August 2021, the Company sold 538,694 shares of its Common Stock for gross proceeds of $1,750,752 in a private placement. The Company paid a finder’s fee to registered brokers in the amount of $131,567 in connection with these transactions resulting in net proceeds to the Company of $1,619,185. In connection with the Purchase Agreement, the Company issued to certain registered brokers warrants to purchase an aggregate of 40,175 shares of common at an exercise price of $3.25 per share, with an expiration date 5 years from the date of issuance, pursuant to the terms of certain finder’s fee agreements previously entered into by the Company and such brokers.

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock were issued six months after the date of the agreement, which was May 6, 2021; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of $875,000 of these shares will be amortized over the service period. During the nine months ended September 30, 2021, the Company amortized $187,500, representing the pro rata portion of the grant date fair value of the shares vesting during the period. As of September 30, 2021, $645,833 of the unvested stock compensation will be amortized in future. The Company was obligated to issue a second tranche of 50,000 shares on May 6, 2021.

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

In September 2021, the Company entered into a contract with a service provider for brand awareness and social media campaigns. The service provider will be paid a monthly retainer $50,157 for the term of the agreement, which runs through February 2022. The Company has agreed to spend $1,750,000 during the term of the agreement for the placement of advertisements on various social media platforms, which will be spent in two phases. Phase 1 began upon execution of the agreement and Phase II will begin upon the completion of a capital raise in excess of $5,000,000 from an underwritten public offering in the United States and the listing of the Company’s common stock on a U.S. national securities exchange. The Company has paid the service provider $500,000 towards the advertising obligation during the three months ended September 30, 2021. In addition, the Company agreed to issue 153,846 fully vested shares of the Company’s common stock to the service provider by November 30, 2021 and another 153,846 shares of common stock upon the initiation of Phase II. Phase II has not yet begun. These shares have not yet been issued as of the date of this filing.

In the three months ended September 30, 2021, the Company issued 17,500 shares of its Common Stock with a fair market value on the date of grant of $105,000 to consultants in exchange for services.

Warrants

A summary of warrant activity for the nine months ended September 30, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2020	90,000	$2.50	4.15	$–
Granted	184,175	2.66	4.54	–
Exercised	0	–	0	–
Outstanding on September 30, 2021	274,175	$2.61	4.34	$–

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

8. Commitments and Contingencies

Canelo Sponsorship Agreement

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Corporation to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Corporation’s “VALE” brand and create certain promotional materials in connection therewith for the Corporation’s use in the United States, Latin America and certain countries in the Caribbean. Pursuant to the Canelo Agreement we paid to Holiday a cash fee of US$1,600,000 and certain other amounts as provided therein.

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.  The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021.

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of September 30, 2021 and December 31, 2020, the Company was not subject to any threatened or pending legal actions or claims.

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

9. Subsequent Events

On October 20, 2021, the Board of Directors (the “Board”) of Gaming Technologies, Inc. (the “Company,” “we,” “us,” “our”) approved and ratified an amendment (“Amendment No. 3”), effective August 31, 2021, to the Company’s Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended), dated November 13, 2020, with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which the Company provides to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. This Amendment No.3 increases our share of gross gaming revenue generated from the platform from 60% to 75%, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues.

On October 20, 2021, Steven M. Plumb, CPA, appointed as the Company’s chief financial officer through a contract (the “Clear Agreement”) with Mr. Plumb’s entity, Clear Financial Solutions (“Clear”), pursuant to which Clear is paid $10,000 per month for Mr. Plumb’s service. In addition, Mr. Plumb and Clear’s other staff provide accounting and bookkeeping services to the Company, in consideration for which Clear is paid $2,000 per month, plus hourly fees for annual and quarterly report preparation. The contract expires on August 16, 2022, and unless canceled by either party by written notice 60 days prior to expiration, will automatically renew for successive twelve-month periods. Moreover, Mr. Plumb was awarded a stock grant for 30,000 shares of the Company’s common stock, vesting six months from date of grant. The fair market value of the stock grant on the date of grant was $34,778.

In October 2021, the Company issued restricted stock grants to various consultants for services performed for the Company totaling 197,200 shares. The shares vest over six months and had a fair market value of $560,500 on the date of grant.

On October 20, 2021, our Board approved resolutions (i) authorizing a reverse stock split of the outstanding shares of our common stock in the range from 1-for-2 to 1-for-8, and providing authority to our Board to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase the number of our authorized shares of common stock from 45,000,000 to 400,000,000. The Company plans to submit these resolutions to its stockholders for approval by written consent. The consent of stockholders holding a majority of the Company’s outstanding voting shares will be required for approval. The Company anticipates filing a certificate of amendment to affect a reverse stock split, if any, and the authorized share increase with the Secretary of State of Delaware prior to the listing of its common stock and warrants on the Nasdaq Capital Market and such actions being effective on, or just before, the date the common stock is listed to the Nasdaq Capital Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Company’s consolidated condensed unaudited financial statements and related notes thereto included elsewhere in this Form 10-Q and our audited financial statements and related notes thereto, included in the Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in the Form 10-K.

Overview

The Company is a software developer specializing in online gaming. It is headquartered in Las Vegas with offices in London and Mexico City.

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

Our Board of Directors has approved a potential reverse split of our common stock in a range between 1-for-2 and 1-for-8, subject to shareholder approval. The Board of Directors will make the final determination whether to effect the reverse split, and if so determined, of the actual ratio within that range, by our board of directors. The share and per share information in this prospectus does not reflect any reverse stock split. Our Board of Directors has also approved resolutions, subject to shareholder approval, to increase the number of our authorized shares of common stock from 45,000,000 to 400,000,000. There can be no assurance shareholder approval for either of these actions will be obtained.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the nine months ended September 30, 2021, the Company incurred a net loss of $(8,836,089), utilized cash in operating activities of $6,967,221, and had an accumulated deficit of $(16,802,282) as of September 30, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At September 30, 2021, the Company had cash of $120,465.  The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the nine months ended September 30, 2021 and 2020 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

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

As of September 30, 2021, the Company did not have any outstanding stock options.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for discussion of Recent Accounting Policies.

Plan of Operation

We are a software company specializing in online gaming. Our cloud-based Player Account Management (PAM) platform enables us to rapidly deploy branded online gambling presences for land-based casinos, consumer brands and media companies. Depending on each geographical region and the restrictions/requirements of its gambling-related legislation, we form "access deals" that offer a faster and easier route to market by enabling us to operate under a gambling license already held by a local partner.

We integrate best-in-class third-party games to provide the ultimate gaming platform, and we help our international partners in regulated markets leverage online gambling presences while putting players first. We also form business partnerships with established brands such as Playboy to launch new game content.

On November 13, 2020, we entered into an “access deal” Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, as amended, we share 75% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. In February 2021, vale.mx began operations. During the nine months ending September 30, 2021, the Company recognized $89,987 of net revenue.

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

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021.

On August 18, 2021, we entered into a software partnership with Ortiz Gaming to supply us with online Bingo gaming content. The deal initially covers Mexico, and we plan to expand to other parts of Latin and South America.

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met the Know Your Customer customer identification requirements, which include identity and address verification (“KYC requirements”). During the three and nine months ended September 30, 2021 we registered 37,255 and 100,590 players, for a total of 100,594. On October 4, 2021, we announced we had reached 100,000 registrations.

Monthly Unique Payers

Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our online games on a monthly basis.

MUPs is a key indicator of the scale of our user base and awareness of our brand, and/or the third-party brands we partner with. We believe that year-over-year MUPs will also generally be indicative of the long-term revenue growth potential of the online gaming brands we hold directly and/or those we establish around our B2B brand partners, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand the online gambling brands we operate to appeal to a wider audience.

We define MUPs as the average number of unique payers per month who had a paid engagement (e.g., participated in a casino game) across one or more of our product offerings via our platform technology. For reported periods longer than one month, we average the MUPs for the months in the reported period.

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

During the three and nine months ending September 30, 2021, our MUPs were 1,168 and 2,824, respectively. The increase was due to increased marketing efforts on behalf of the Company and new games that have been introduced.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the nine months ending September 30, 2021, our ARPMUP was $31.87, compared to an ARPMUP of $15.34 during the six months ended June 30, 2021. The increase of $39.94 was due to increased marketing efforts on behalf of the Company and new games that have been introduced.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the three and nine months ended September 30, 2021, our handle was $2,161,965 and $4,413,998, respectively.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the three and nine months ended September 30, 2021, our hold was $88,888 and $197,179, respectively.

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

During the three and nine months ended September 30, 2021, our hold percentage was 4.11% and 4.47%, respectively.

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of September 30, 2021 and 2020, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $64,577 and $0 for the three months ended September 30, 2021 and 2020 and $89,987 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The increase of $89,987 for the nine months ended September 30, 2021 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $69,989 and $0 for the three months ended September 30, 2021 and 2020, respectively, and $343,570 and $0 for the nine months ended September 30, 2021 and 2020, respectively. The increases of $69,989 and $343,570 were due to the initiation of revenue producing activities in February 2021.

Operating Expenses

The Company generally recognizes operating costs and expenses as they are incurred in two general categories, software development costs and expenses, and general and administrative costs and expenses. The Company’s operating costs and expenses also include non-cash components related to depreciation and amortization of property and equipment, and intellectual property, which are allocated, as appropriate, to software development costs and expenses and general and administrative costs and expenses.

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

Three Months Ended September 30, 2021 and 2020

The Company’s condensed consolidated statements of operations for the three months ended September 30, 2021 and 2020, as discussed herein, are presented below.

	Three Months Ended September 30,
	2021	2020

Revenue	$64,577	$–

Costs and expenses:
Cost of revenues	69,989	–
Software development	12,928	15,406
General and administrative
Officers, directors, affiliates and other related parties	92,392	136,688
Other	2,117,531	5,122,943
Total costs and expenses	2,292,840	5,275,037
Loss from operations	(2,228,263)	(5,275,037)
Other expense:
Interest expense	(214)	(23)
Foreign currency gain	–	3,066
Total other expense, net	(214)	3,043
Net loss	$(2,228,477)	$(5,271,994)

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $64,577 and $0 for the three months ended September 30, 2021 and 2020. The increase of $64,577 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $69,989 and $0 for the three months ended September 30, 2021 and 2020. The increase of $69,989 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For three months ended September 30, 2021, software development costs and expenses were $12,928, which consisted of amortization of intellectual property of $4,894.

For the three months ended September 30, 2020, software development costs and expenses were $15,406, which consisted of amortization of intellectual property of $15,368.

Software development costs and expenses decreased by $2,478 or 16% in 2021 as compared to 2020, primarily as a result of a decreased application development costs for vale.mx.

General and Administrative Costs and Expenses. For the three months ended September 30, 2021, general and administrative costs and expenses were $2,209,923, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $92,392, marketing and advertising of $822,890, legal and accounting fees to non-related parties of $117,518, consulting fees of $811,395, stock compensation expense of $167,500, depreciation and amortization of property and equipment of $4,903, lease and rent expense of $12,385, transfer agent fees of $39,333, investor relations costs of $20,855, travel expenses of $119,167, and other operating costs of $1,585.

For the three months ended September 30, 2020, general and administrative costs and expenses were $5,259,631, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $136,688, legal and accounting fees to non-related parties of $109,958, consulting fees of $5,760, stock transfer agent fees of $2,216, depreciation and amortization of property and equipment of $1,771, lease and rent expense of $2,087, and other operating costs of $1,151.

General and administrative costs decreased by $(3,049,702) or 58% in 2021 as compared to 2020, primarily as a result of an increase in marketing and advertising expense of $822,890, an increase in consulting fees of $805,635 and a decrease in stock transfer fees of $4,361,792.

Interest Expense. For the three months ended September 30, 2021, the Company had interest expense of $214, as compared to interest expense of $23 for the three months ended September 30, 2020, primarily as a result of interest on notes payable in the current period.

Foreign Currency Gain (Loss). For the three months ended September 30, 2021, the Company had a foreign currency gain of $0, as compared to a foreign currency gain of $3,066 for the three months ended September 30, 2020, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended September 30, 2021, the Company incurred a net loss of $2,228,477, as compared to a net loss of $5,271,994 for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 and 2020

The Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021 and 2020, as discussed herein, are presented below.

	Nine Months Ended September 30,
	2021	2020

Revenue	$89,987	$–

Costs and expenses:
Cost of revenues	343,570	–
Software development	145,791	50,208
General and administrative
Officers, directors, affiliates and other related parties	539,974	371,111
Other	7,896,527	5,450,015
Total costs and expenses	8,925,862	5,871,334
Loss from operations	(8,835,875)	(5,871,334)
Other expense:
Interest expense	(214)	(3,018)
Foreign currency gain	–	(15,824)
Total other expense, net	(214)	(18,842)
Net loss	$(8,836,089)	$(5,890,176)

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $89,987 and $0 for the nine months ended September 30, 2021 and 2020. The increase of $89,987 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $343,570 and $0 for the nine months ended September 30, 2021 and 2020. The increase of $343,570 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For the nine months ended September 30, 2021 and 2020, software development costs and expenses were $145,791 and $50,208, respectively, which included amortization of intellectual property of $38,447 and $45,379 for the nine months ended September 30, 2021 and 2020, respectively.

Software development costs and expenses increased by $95,583 or 190% in 2021 as compared to 2020, primarily as a result of a new application development efforts.

General and Administrative Costs and Expenses. For the nine months ended September 30, 2021, general and administrative costs and expenses were $8,436,501, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $539,974, stock compensation expense of $1,634,835, marketing and advertising of $4,347,533, legal and accounting fees to non-related parties of $352,168, consulting fees of $1,225,294, depreciation and amortization of property and equipment of $11,838, lease and rent expense of $37,573, transfer agent fees of $42,393, investor relations costs of $43,024, travel expenses of $119,167, and other operating costs of $58,363.

For the nine months ended September 30, 2020, general and administrative costs and expenses were $5,821,126, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $371,111, legal and accounting fees to non-related parties of $371,185, consulting fees of $23,693, depreciation and amortization of property and equipment of $5,615, lease and rent expense of $26,008, transfer agent fees of $19,216, and other operating costs of $4,298.

General and administrative costs increased by $2,615,375 or 44.93% in 2021 as compared to 2020, primarily as a result of a decrease in stock compensation expense of $2,894,457, an increase in officer compensation of $101,436, an increase in consulting fees of $1,201,601, and an increase in marketing and advertising of $4,347,533.

Interest Expense. For the nine months ended September 30, 2021, the Company had interest expense of $214, as compared to interest expense of $3,018 for the nine months ended September 30, 2020, primarily as a result of interest on notes payable in the prior period.

Foreign Currency Gain (Loss). For the nine months ended September 30, 2021, the Company had a foreign currency gain of $0, as compared to a foreign currency loss of $15,824 for the nine months ended September 30, 2020, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the nine months ended September 30, 2021, the Company incurred a net loss of $8,836,089, as compared to a net loss of $5,890,176 for the nine months ended September 30, 2020.

Liquidity and Capital Resources – September 30, 2021 and December 31, 2020

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

As of September 30, 2021, the Company had a working capital of $(421,886), as compared to working capital of $1,586,238 as of December 31, 2020, reflecting a decrease in working capital of $2,008,124 for the nine months ended September 30, 2021. The decrease in working capital during the nine months ended September 30, 2021, was primarily the result of marketing costs incurred during the period.

As of September 30, 2021, the Company had cash of $120,465, reflecting the remaining cash derived from the proceeds of $5,300,648 from the sale of Common Stock in the nine months ended September 30, 2021. As of December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of Common Stock in December 2020. Management believes that the cash on hand will be sufficient to fund the Company’s operations for the next three months, after which we will need to raise additional funding. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all.

In February 2021, the Company began earning revenues, however they are not a level sufficient to support the Company’s operations. The Company estimates that its working capital requirements for the next twelve months to be approximately $4,800,000, or $400,000 per month.

The working capital budget will enable the Company to support the existing monthly operating costs of the Company of approximately $400,000 per month, consisting of monthly (and quarterly) accounting and US securities filing costs estimated at $20,000 per month and a sales and marketing budget of $250,000 per month to engage in a sales and marketing campaign to sell licenses of the Company’s software platform to third parties and attach customers to its online casino based in Mexico.

During the year ended December 31, 2020, the Company completed a series of private placements of its common stock, with proceeds totaling $2,628,000. See Item 1 (“Business—The Private Placements and Share Exchange”) in the Form 10-K. During the nine months ended September 30, 2021 the Company completed a series of private placements of its common stock, with proceeds totaling $5,300,648. In addition, the Company is planning additional capital raises over the remainder of the calendar year to fund operations as it ramps up revenues. The Company believes that the resulting working capital will be sufficient to fund the Company’s operations for the next three months.

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

Operating Activities

For the nine months ended September 30, 2021, operating activities utilized cash of $6,967,221, as compared to utilized cash of $542,102 for the nine months ended September 30, 2020, to fund the Company’s ongoing operating expenses.

For the year ended December 31, 2020, operating activities utilized cash of $924,917, as compared to utilized cash of $431,166 for the year ended December 31, 2019, to fund the Company’s ongoing operating expenses.

Investing Activities

For the nine months ended September 30, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $169,319 and property and equipment of $4,963.

For the year ended December 31, 2020, the Company’s investing activities consisted of the acquisition of intellectual property for $13,055 and acquisition of property and equipment of $5,266. For the year ended December 31, 2019, the Company’s investing activities consisted of the acquisition of property and equipment of $5,317 and proceeds from the sales of property and equipment of $4,198.

For the nine months ended September 30, 2020, the Company’s investing activities consisted of the acquisition of property and equipment of $5,266.

Financing Activities

For the nine months ended September 30, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 2,155,294 shares of Common Stock of $5,300,648.

For the nine months ended September 30, 2020, the Company’s financing activities consisted of proceeds from the private placement of 108,200 shares of Common Stock of $270,500, proceeds from a bank loan of $60,623 and the repayment of $35,508 in related party loans and $60,000 in connection with the cancellation of an investment in the private placement.

For the year ended December 31, 2020, the Company’s financing activities consisted of gross proceeds from the private placement of 1,403,200 shares of common stock of $2,628,000, proceeds from a note payable to bank of $60,623, offset by the repayment of a note payable to related party of $35,508, and the repayment of $60,000 in connection with the cancellation of an investment in the private placement.

Principal Commitments

Short-Term Operating Lease

The Company leases office facilities in Las Vegas, Nevada, on a month-to-month basis at a cost of $510 per month.

Long-Term Operating Lease

The Company leases office facilities in London, England. The Company did not have any other leases with initial terms of 12 months or more as of September 30, 2021.

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

This operating lease had a remaining term of six months as of December 31, 2020. The following schedule sets forth the remaining annual future lease payments outstanding as of December 31, 2020:

2021	$12,030
Total lease payments	12,030
Less amount representing imputed interest	(62)
11,968
Foreign currency adjustment	–
Present value of lease liabilities	$11,968

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming Technologies UK, at the request and under the sole discretion of Gaming Technologies UK, at the rate of $1,549 (equivalent to 1,250£) per week up to a maximum of $77,456 (equivalent to 62,500£) per annum.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2021, the Company sold 538,694 shares of common stock at a purchase price of 3.25 per share in a private placement exempt from registration under the Securities Act under Rule 506(b) of Regulation D under the Securities Act, for gross proceeds of $1,750,752. In connection therewith, we issued warrants to a broker to purchase 40,175 shares of common stock with an exercise price of $3.25 per share and a term of five years. See Part II, Item 5 “Other Information” below.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information

None.

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

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form S-1 filed with the SEC on November 10, 2020)
3.2	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed with the SEC on January 7, 2021
3.3	Bylaws (filed as Exhibit 3.2 to Form S-1 filed with the SEC on November 10, 2020)
10.1*†	Form of Securities Purchase Agreement between the Company and certain accredited investors. (filed as Exhibit 10.1 to Form 10-Q filed with the SEC on August 16, 2021)
10.2*	Form of Registration Rights Agreement (filed as Exhibit 10.2 to Form 10-Q filed with the SEC on August 16, 2021)
31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101).

*	Filed herewith

**	Furnished herewith

†	Certain information identified by [***] has been omitted from this exhibit because it is both not material and is the type that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: November 15, 2021

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

