Form 10-K
period 2021-12-31
Gaming Technologies, Inc.
filed 2022-04-04
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-249998

Gaming Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2675083
State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification No.

Two Summerlin Las Vegas, NV, USA	89135
Address of Principal Executive Offices	Zip Code

Registrant’s telephone number, including area code: + 1 (833) 388-GMGT (-4648)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	–	–

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price, $4.70, at which the common equity was last sold, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $55,417,348. As of that date, 11,79,925 shares of the registrant’s common stock were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the registrant and beneficial owners of 10% or more of the registrant’s common stock outstanding on that date were deemed to be shares of common stock held by affiliates at that date. However, such assumption shall not be deemed an admission that any such person is or was an affiliate.

As of March 28, 2022, 31,351,952 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

In addition, the Company operates an online gaming operation in Mexico through its web site vale.mx, in partnership with its local partner, Big Bola.

Gaming Technologies, Inc., was incorporated under the laws of the State of Delaware on July 23, 2019, under the name Dito, Inc. We entered into a share-for-share exchange transaction consummated on March 18, 2020, in which all of the existing shareholders of Dito UK Limited, an English corporation, exchanged their ordinary shares in Dito UK Limited for shares of our common stock, and Dito UK Limited became our wholly owned subsidiary (the “Share Exchange”).

Dito UK Limited acquired its initial assets from GameTech UK Limited, an English corporation (“GameTech UK”) in 2018. On May 11, 2017, GameTech UK entered insolvency proceedings and administrators were appointed for it. Approximately fifteen months later, on August 10, 2018, the administrators of GameTech UK entered into an asset sale agreement with Dito UK Limited (the “Sale Agreement”) pursuant to a court order issued by the Joint Administrators of GameTech UK (in administration) on May 29, 2018. GameTech UK’s last full year of operations was the year ended December 31, 2016, and it had nominal revenues in such year.

The Sale Agreement with GameTech UK included the sale of the intellectual property assets of GameTech UK, consisting of gaming software and a related platform. The software was acquired under the expectation that it would require significant modifications to be able to be utilized in the Company’s anticipated business model, which is operating a gaming platform and providing related services to land-based casinos, consumer brands and media company partners. Following the acquisition of GameTech UK’s intellectual property assets out of receivership, we have made improvements to the core software platform. The improvements we have made include the migration of the software from physical server dependencies to cloud based deployment (via Amazon Web Services (“AWS”)) and removing the dependency on third-party applications and replacing them with AWS native alternatives.

On December 21, 2020, we changed our name to Gaming Technologies, Inc., and on January 7, 2021, Dito UK Limited changed its name to Gaming Technologies UK Limited (“Gaming Technologies UK”).

We commenced revenue-generating operations in February 2021. We do not have positive cash flows from operations and expect to continue to be dependent on periodic infusions of equity capital to fund our operating requirements.

For financial reporting purposes, the Share Exchange was accounted for as a combination of entities under common control, as Gaming Technologies, Inc. was formed by Gaming Technologies UK, with the objective of Gaming Technologies UK becoming a wholly-owned subsidiary of Gaming Technologies, Inc., and the resultant parent company being domiciled in the United States. As a result of the combination, the former stockholders of Gaming Technologies UK became the controlling shareholders of Dito, Inc., and the Gaming Technologies UK management and board members became the management and board members of Gaming Technologies, Inc.

Development of Our Business

Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. We do not have positive cash flows from operations, and we expect to continue to be dependent on periodic infusions of equity capital to fund our operating requirements. We have financed our working capital requirements since inception primarily through the sale of its equity securities in private placement transactions, as well as from borrowings. In private placements to “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) or to non-U.S. persons under Regulation S under the Securities Act, between February 2020 and February 2021 we sold an aggregate of 2,691,800 shares of our common stock at a price of $2.50 per share. In March 2021, we sold 10,000 shares of our common stock for gross proceeds of $25,000 in a private placement. In August 2021, we sold 538,694 shares of common for gross proceeds of $1,750,752 in a private placement. Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

Big Bola/vale.mx

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, we share 75% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. In February 2021, vale.mx began operations.

Canelo Sponsorship Agreement

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Company to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Company’s “VALE” brand and create certain promotional materials in connection therewith for the Company’s use in the United States, Latin America and certain countries in the Caribbean. Pursuant to the Canelo Agreement we paid Holiday a cash fee of $1,600,000 and will be responsible for paying certain other amounts as provided therein. The agreement, as amended, runs until August 2022.

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021

Ortiz Gaming Partnership

On August 18, 2021, we entered into a software partnership with Ortiz Gaming to supply us with online Bingo gaming content. The deal initially cover Mexico and we plan to expand to other parts of Latin and South America.

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met our Know Your Customer identification requirements. During the year ended December 31, 2021 we registered 108,206 players on vale.mx. On October 4, 2021, we announced we had reached 100,000 total registrations on vale.mx.

Monthly Unique Payers

Monthly Unique Payers (“MUPs”). MUPs is the average number of unique paid users (“unique payers”) that use our online platform on a monthly basis.

MUPs is a key indicator of the scale of our user base and awareness of our brand and/or the third-party brands we partner with. We believe that year-over-year MUPs will also generally be indicative of the long-term revenue growth potential of the online gaming brands we hold directly and/or those we establish around our B2B brand partners, although MUPs in individual periods may be less indicative of our longer-term expectations. We expect the number of MUPs to grow as we attract, retain and re-engage users in new and existing jurisdictions and expand the online gambling brands we operate to appeal to a wider audience.

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

During the year ended December 31, 2021, our MUPs were 3,251.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the year ended December 31, 2021, our ARPMUP was $51.64.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the year ended December 31, 2021, our handle was $6,313,132.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the year ended December 31, our hold was $288,848.

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

During the year ended December 31, 2021, our hold percentage was 4.58%.

Plan of Operation

Our next phase of growth is focused on scaling our customer and player base and geographies, and utilizing the existing technical capacity and investment in infrastructure which has taken place since 2017. The company intends to invest in further software development, specifically the recruitment of a further 10 developers to add sportsbook functionality to the existing PAM platform. As our platform is hosted in AWS, we do not anticipate investing further in any equipment.

In line with the Company’s strategy of creating lean and flexible operations, we are outsourcing a number of departments including Customer Service to TelePerformance in Mexico City, and Marketing to WPP Group / Grey. Furthermore, as we are now integrating the best-in-class games from games studios worldwide, we anticipate a reduced headcount in games development.

Intellectual Property

We have not filed for, nor do we own or license, any patents related to our intellectual property.

We own several internet domains including dito.com, gametech.com, gametech.co.uk, gametech.uk, gamingtechnologies.com, superstars.com, gmgt.com, gtafiliados.com, gtafiliados.mx, juegavale.co, juegavale.com, sevale.mx, vale.net, vale.casino and vale.mx.

Regulatory

We are an early stage software developer and our software platform provides third party gaming companies and gaming app developers with the tools to build high quality products. As a B2B developer of software, we believe we are not subject to the regulations that may affect other companies in the iGaming industry who interact directly with retail customers using the gaming software (i.e., companies using a B2C model). If our B2B partners wish to sell or produce games in a regulated market, they will need to have the necessary licenses and meet the regulations within their jurisdiction. We believe the responsibility of meeting local regulatory requirements (where applicable) rests with our B2B partners.

Nasdaq Listing Application; Reverse Stock Split and Authorized Share Increase

Our common stock is currently quoted on the OTCQB market under the trading symbol “GMGT.” However, trading of our common stock has been extremely limited to date, and there is as yet no established trading market for our common stock. We have applied to list our common stock on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GMGT.” There can be no assurance, however, that our application will be approved. We will be required to meet the Nasdaq Capital Market’s threshold for stockholders’ equity, which will require us to raise additional capital, of which there can be no assurance. We will also be required to meet minimum market value of unrestricted publicly held shares, minimum share price and other listing criteria, of which there can be no assurance. In connection with the listing application, our Board of Directors and our stockholders have approved resolutions (i) authorizing a reverse stock split of the outstanding shares of our common stock in the range from 1-for-2 to 1-for-8, and providing authority to our Board of Directors to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase in the number of our authorized shares of common stock from 45,000,000 to 400,000,000. The Board of Directors anticipates determining whether to effect a reverse stock split and, if so setting the ratio of the reverse stock split, and the Company will file a certificate of amendment to affect the reverse stock split, if any, and the authorized share increase with the Secretary of State of Delaware, upon or prior to the listing of our common stock on Nasdaq, if such listing occurs. The reverse stock split is intended to allow us to meet the minimum share price requirement of the Nasdaq Capital Market. The share and per share information in this report has not been adjusted to reflect any reverse stock split.

Employees

As an early-stage software company, we currently have no employees other than our Chief Executive Officer, Jason Drummond. Mr. Drummond works full time on Company matters. We have retained approximately eleven individuals, including our Chief Financial Officer, on an independent contractor basis to provide management, accounting and other corporate services to us on a full-time basis.

Additional information

Our corporate website address is www.gametech.com. Our most current SEC filings are available free of charge on our website as well as at www.sec.gov.

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

Risks Specific to the Company

We have only recently begun to generate operating revenues. We expect to incur operating losses for the foreseeable future.

Gaming Technologies, Inc., was incorporated on July 23, 2019, and to date has been involved primarily in organizational activities. Gaming Technologies UK, our subsidiary was formed in November 2017. We commenced revenue-generating operations in February, 2021, and have generated only minimal revenue to date. Further, we have not yet fully developed our business plan or our management team. Accordingly, we have no way to evaluate the likelihood that our business well be successful. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the operations that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to our software and market acceptance by our intended clients. There is no operating history upon which to base any assumption as to the likelihood that we will prove successful and there is no assurance we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We have a limited operating history which makes it difficult to accurately evaluate our business prospects.

We have a limited operating history upon which to base an evaluation of our business and prospects. Operating results for future periods are subject to numerous uncertainties and we cannot assure you that the Company will achieve or sustain profitability. The Company’s prospects must be considered in light of the risks encountered by companies in the early stage of development, particularly companies in new and rapidly evolving markets. Future operating results will depend upon many factors, including, but not limited to, our success in attracting necessary financing, establishing credit or operating facilities, the success of our products, our ability to develop new products, our ability to successfully market our products and attract repeat and new customers, our ability to control operational costs, and the Company’s ability in retaining motivated and qualified personnel, legal and regulatory developments in the jurisdictions in which we operate, as well as the general economic conditions which affect such businesses. We cannot assure you that the Company will successfully address any of these risks.

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

We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”) that were due in February and March 2022, in the amount of $13,889 each, and may not be able to make the interest payments due in April of $13,889 and subsequently. The holder has agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. However, there can be no assurance that we will be able to raise additional capital to enable us to make such payments by such date, or future payments that come due. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Convertible Note Financing” below for additional information on the Convertible Note, security agreement and related agreements.

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

Since inception through December 31, 2021, the Company has generated insignificant revenues and has incurred losses and has an accumulated deficit of $20,862,298 as of December 31, 2021. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and 2020 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

In addition, as of December 31, 2021 and 2020, our management concluded that we had a material weakness in internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

Our success is substantially dependent on the performance of Jason Drummond, who has significant experience in the technology and financial sectors and would be difficult to replace. The loss of Mr. Drummond would have a material adverse impact on us. Until we add additional officers and directors with the technical knowledge and financial expertise to move our business plan forward, we will be substantially dependent upon Mr. Drummond for the direction, management and daily supervision of our operations. The inability to retain Mr. Drummond at this crucial juncture in our Company’s development, and our ability to replace Mr. Drummond in a timely manner would have a material adverse effect on our business and, accordingly, would negatively impact our financial condition and operating results.

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

We face intense and increasing competition in the marketplace. We are confronted by rapidly changing technology, evolving user needs and the frequent introduction of new and enhanced services by our competitors. Some of its existing and potential competitors, including GAN, Ltd, Evolution Gaming Group AB, and DraftKings, Inc., are better established, benefit from greater name recognition and have significantly greater financial, technical, sales, and marketing resources than us. In addition, some competitors, particularly those with a more diversified revenue base, may have greater flexibility than us to compete aggressively based on price and other contract terms. New competitors may emerge through acquisitions or through development of disruptive technologies. Strong and evolving competition could lead to a loss of our market share or make it more difficult to grow our business profitably.

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

Our executive officers and director and several stockholders together beneficially own approximately 58.5% of outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

We do not have any independent directors, nor an audit committee, a compensation committee or a corporate governance committee.

At present, we do not have any independent directors, and our board of directors does not have an audit committee, a compensation committee or a nominating/corporate governance committee. Our sole director is Jason Drummond, who is our Chief Executive Officer. Because we have no independent directors and only a single director, we do not have any checks and balances on Mr. Drummond, which may make it difficult for us to develop internal controls, to cure material weaknesses in internal controls and to raise money in the financial markets.

Jason Drummond, our Chief Executive Officer and sole director, resides outside of the US, it may be difficult for an investor to enforce any right based on US federal securities laws against Mr. Drummond, or to enforce a judgment rendered by a US court against Mr. Drummond.

Our Chief Executive Officer and director, Jason Drummond, is a non-resident of the US. Therefore, it may be difficult to effect service of process on Mr. Drummond in the US, and it may be difficult to enforce any judgment rendered against Mr. Drummond. Accordingly, it may be difficult or impossible for an investor to bring an action against Mr. Drummond, in the case that an investor believes that such investor’s rights have been infringed under the US securities laws, or otherwise. Even if an investor is successful in bringing an action of this kind, the laws may render that investor as unable to enforce a judgment against the assets of Mr. Drummond. As a result, our shareholders may have more difficulties in protecting their interests through actions against Mr. Drummond, compared to shareholders of a corporation whose officers and directors reside within the US. Mr. Drummond’s principal assets are located in the United Kingdom.

Jason Drummond, as our Chief Executive Officer and sole director, may determine and award director fees and management compensation in his sole discretion.

There is currently no formal compensation agreement with our CEO Jason Drummond, who is also our sole director. Until we have a compensation arrangement in place with Mr. Drummond and additional directors are added to our board of directors (our “Board”), Mr. Drummond has the power to set his own compensation as management and distribute director fees in his sole discretion. There can be no assurance that we will enter into a formal compensation agreement with Mr. Drummond on favorable terms to the Company or any agreement at all and that additional members will be added to our Board. Any management compensation and/or director fees he awards himself could have an adverse effect on our cash reserves or net profit, if any.

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

We cannot guarantee that any tax audit or tax dispute to which we may be subject in the future will result in a favorable outcome. There is a risk that any such audit or dispute could result in additional taxes payable by us as well as negative publicity and reputational damage. In any such case, substantial additional tax liabilities and ancillary charges could be imposed on us which could increase our effective tax rate. Our effective tax rate may also be affected by changes in, or the interpretation of tax laws, including those tax laws relating to the utilization of capital allowances, net operating losses and tax loss or credit carryforwards, as well as management’s assessment of certain matters, such as the ability to realize deferred tax assets. The Company’s effective tax rate in any given financial year reflects a variety of factors that may not be present in the succeeding financial year or years. An increase in our effective tax rate in future periods could have a material adverse effect on our financial condition and results of operations.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such an extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

We incur increased costs as a result of being a public company in the US and our management devotes substantial time to public company compliance programs.

As a public company in the US, we incur significant legal, insurance, accounting and other expenses that we did not incur as a private company. Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations impose various requirements on US public companies. The Company needs to ensure its financial and management control systems are able to meet the requirements of a public company. Areas such as financial planning and analysis, tax, corporate governance, accounting policies and procedures, internal controls, internal audit, disclosure controls and procedures and financial reporting and accounting systems need to be compliant with reporting obligations. Our management and administrative staff devote a substantial amount of time to compliance with these requirements. We may need to hire qualified personnel to address these issues. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment will result in increased general and administrative expenses and may divert management’s time and attention away from product development and other commercial activities. If for any reason our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies, regulatory authorities may initiate legal proceedings against us and our business may be harmed. We intend to obtain directors’ and officers’ liability insurance coverage, which will increase our insurance cost significantly. In the future, it may be more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified executive officers and qualified members of our Board of Directors, particularly to serve on our audit committee and compensation committee.

We are required to make a formal assessment of the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley and will require management to certify financial and other information in our annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. This assessment will need to include the disclosure of any material weaknesses in our internal control over financial reporting identified by our management or our independent registered public accounting firm. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of our internal control over financial reporting. We will also need to continue to improve our control processes as appropriate, validate through testing that our controls are functioning as documented and implement a continuous reporting and improvement process for our internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Any material weakness could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the Securities and Exchange Commission (the “SEC”) following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be additional material weaknesses or significant deficiencies in our internal controls in the future.

Although our common stock is approved for trading on the OTCQB market, an active, liquid trading market for our common stock may not develop or be sustained. If and when an active market develops the price of our common stock may be volatile.

Our common stock is traded on the OTCQB market. Currently there is a very limited trading in our stock and there is no assurance that an active market will develop. In the absence of an active trading market, investors may have difficulty buying and selling or obtaining market quotations, market visibility for shares of our common stock may be limited, and a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock. The lack of an active market may also reduce the fair market value of our common stock. Trading in stocks quoted on the OTC markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. The securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of shares of our common stock. Moreover, the OTCQB market is not a stock exchange and is not an established market, and trading of securities is often more sporadic than the trading of securities listed on a national stock exchange like Nasdaq.

Our stock may be traded infrequently and in low volumes, so you may be unable to sell your shares at or near the quoted bid prices if you need to sell your shares.

Until our common stock is listed on a national securities exchange such as the Nasdaq Stock Market or the New York Stock Exchange, we expect our common stock to remain eligible for quotation on the OTC Markets, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, the shares of our common stock may trade infrequently and in low volumes, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. An investor may find it difficult to obtain accurate quotations as to the market value of our common stock or to sell his or her shares at or near bid prices or at all. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue shares of common and preferred stock. We may issue shares of our common stock or preferred stock to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount from the then-current trading price of our common stock. These issuances would dilute our stockholders’ ownership interest, which among other things would have the effect of reducing their influence on matters on which our stockholders vote. In addition, our stockholders and prospective investors may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock.

We are authorized to issue up to of 5,000,000 shares of “blank check” preferred stock, par value $0.001 per share; however no preferred shares have been designated or issued by the Company as of the date of this report. Our certificate of incorporation gives our Board of Directors the right to create one or more new series of preferred stock. As a result, our Board of Directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights that could adversely affect the voting power and equity interests of the holders of our common stock. Preferred stock, which could be issued with the right to more than one vote per share, would dilute the rights of our common stockholders and could be used to discourage, delay or prevent a change of control of our company, which could materially adversely affect the price of our common stock.

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

We do not currently pay dividends and do not anticipate paying any dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of our Board of Directors, subject to compliance with applicable laws and covenants under any future credit facility, which may restrict or limit our ability to pay dividends. Payment of dividends will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant at that time. Unless and until we declare and pay dividends, any return on your investment will only occur if our share price appreciates.

There is no guarantee that our application to list our common stock on the Nasdaq Capital Market will be approved, and if our common stock are listed on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the Nasdaq Capital Market’s continued listing standards.

We have applied to list our common stock on the Nasdaq Capital Market under the symbols “ GMGT ”. There can be no assurance that the Nasdaq Capital Market will approve our application for the listing of our common stock. The approval process for the listing of our shares on the Nasdaq Capital Market, or any other exchange, involves factors beyond our control. Among other things, we will be required to meet the Nasdaq Capital Market’s threshold for stockholders’ equity, which will require us to raise additional capital, of which there can be no assurance. We will also be required to meet minimum market value of unrestricted publicly held shares, minimum share price and other listing criteria, of which there can be no assurance.

If our common stock is approved for listing on the Nasdaq Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from the Nasdaq Capital Market.

The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by the Nasdaq Capital Market, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB or the OTC Pink Market, where an investor may find it more difficult to sell our securities or obtain accurate quotations as to the market value of our securities. In the event our common stock are delisted from the Nasdaq Capital Market in the future, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s address in Las Vegas is Two Summerlin, Las Vegas Nevada 89135, USA, and our telephone number is +1 (833) 888-4648. The Company leases office facilities in Las Vegas, Nevada on a month-to-month lease at a cost of $510 per month.

The Company also leases office facilities in London, England, and is located at 184 Shepherds Bush Road, London, England W6 7NL.

The Company did not have any other leases with initial terms of 12 months or more as of December 31, 2021.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. During the past ten years, none of our officers, directors, director nominees, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K except as set forth herein.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Since June 14, 2021, our common stock has been quoted on the OTCQB market under the trading symbol “GMGT.”  At present, there is a very limited market for our common stock, and there is as yet no established trading market for our common stock. Quotations on the OTCQB reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

The following table sets forth the high and low sale prices of one share of our common stock for each fiscal quarter since April 13, 2021, (when our common stock began trading on the OTC Pink market) as provided by OTC Markets Group, Inc.

Fiscal Year 2021	High	Low
Second Quarter (from April 13, 2021)	$7.00	$4.70
Third Quarter	$4.60	$2.25
Fourth Quarter	$3.23	$2.09

The last reported sale price of our common stock on the OTCQB on March 28, 2022, was $2.15. Past price performance is not indicative of future price performance.

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “GMGT”. No assurance can be given that our application will be accepted.

Holders

As of March 28, 2022, there were 81 holders of record of our common stock. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never paid a cash dividend on our common stock since inception. The payment of dividends may be made at the discretion of our Board of Directors, and will depend upon, but not limited to, our operations, capital requirements, and overall financial condition.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Item 6. [Reserved].

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

Overview

The Company is a software company specializing in online gaming. It is headquartered in Las Vegas with offices in London and Mexico City.

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

As discussed above, our Board of Directors and our stockholders have approved a reverse split of our common stock in a range between 1-for-2 and 1-for-8. Such reverse split, if any, would be effected prior to the listing of our common stock on Nasdaq, if our listing application is approved. The share and per share information in this report has not been adjusted to reflect any reverse stock split.

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the year ended December 31, 2021, the Company incurred a net loss of $12,896,105, utilized cash in operating activities of $8,036,300, and had an accumulated deficit of $20,862,298 as of December 31, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At December 31, 2021, the Company had cash of $406,526. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2020, has also expressed substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”) that were due in February and March 2022, in the amount of $13,889 each, and may not be able to make the interest payments due in April of $13,889 and subsequently. See “—Convertible Note Financing” below for additional information on the Convertible Note and related agreements.

The development and expansion of the Company’s business in 2022 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2021 and 2020 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

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

Gaming Technologies, Inc. is subject to US federal income taxes and income taxes of the State of New York. The Company’s operations in the US through December 31, 2021 resulted in losses for income tax purposes.

Gaming Technologies UK is subject to taxation in the UK. As a foreign corporation, Gaming Technologies UK is not consolidated with Gaming Technologies, Inc. in the Company’s US federal tax filings.

As the Company’s net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If the tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are recognized. As of December 31, 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non- owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company’s comprehensive income (loss) for the years ended December 31, 2021 and 2020 consists of foreign currency translation adjustments.

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

Foreign Currency

The accompanying consolidated financial statements are presented in US dollars (“USD”). The functional currency of Dito UK, the Company’s foreign subsidiary, is the British Pound (“GBP”), the local currency in the UK. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the years ended December 31, 2021 and 2020. The resulting translation adjustments are recorded as a component of shareholders’ equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

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

As of December 31, 2021, the Company did not have any outstanding stock options.

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

On November 13, 2020, we entered into an “access deal” Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the agreement, as amended, we share 75% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. In February 2021, vale.mx began operations. During the year ending December 31, 2021, the Company recognized $167,875 of net revenue. See “Our Business—Development of Our Business—Big Bola/vale.mx” above for more information.

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Corporation to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Corporation’s “VALE” brand and create certain promotional materials in connection therewith for the Corporation’s use in the United States, Latin America and certain countries in the Caribbean. See “Our Business—Development of Our Business—Playboy License Agreement” above for more information.

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. See “Our Business—Development of Our Business—Playboy License Agreement” above for more information.

On August 18, 2021, we entered into a software partnership with Ortiz Gaming to supply us with online Bingo gaming content. The deal initially covers Mexico, and we plan to expand to other parts of Latin and South America.

Convertible Note Financing

On November 18, 2021, we entered into a securities purchase agreement (the “Purchase Agreement”) with an accredited investor for the sale of a secured convertible note and warrants. We received aggregate gross proceeds of $1,500,000 and issued (i) the Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”) and (ii) warrants (the “Convertible Note Warrants”) to purchase an aggregate of 727,273 shares of our common stock.

The Convertible Note. The Convertible Note bears interest at a rate of 10% per year, payable monthly commencing after the third month following the issuance date, and matures 12 months from issuance. The principal and interest are convertible at any time, at the option of the holder, into shares of common stock at a conversion price equal to the lower of (i) $2.75 per share and (ii) the price of the common stock of the Company in a Qualified Offering (subject to adjustment as provided in the Convertible Note). A “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000. The principal and interest on the Convertible Note will be amortized on a straight-line basis commencing sixth months after the closing.

The conversion price of the Convertible Note is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. With certain customary exceptions, if, at any time while the Convertible Note is outstanding, the Company sells or grants any option to purchase or sells or grants any right to reprice, or otherwise disposes of or issues (or announces any sale, grant or any option to purchase or other disposition), any common stock or common stock equivalents entitling any person to acquire shares of common stock at an effective price per share that is lower than the then conversion price of the Convertible Note (such lower price, the “Base Conversion Price,” then the conversion price of the Convertible Note will be reduced to equal the Base Conversion Price.

We have the right at any time to prepay in cash all or a portion of the Convertible Note at 115% (or 120% on or after the first three months from the closing) of the principal amount thereof plus any unpaid accrued interest to the date of repayment. In such event, the holder will have the right to convert the Convertible Note prior to the date of any such prepayment.

We will be required to offer to prepay in cash the aggregate principal amount of the Convertible Note at 115% (or 120% on or after the first three months from the closing) of the principal amount thereof plus any unpaid accrued interest to the date of repayment, on the sale of all or substantially all of the assets of the Company and its subsidiaries, upon a Change of Control (as defined in the Convertible Note), or on a Qualified Offering. In such event, the holder shall have the right to convert the Convertible Note prior to the date of any such prepayment.

Upon an Event of Default (as defined in the Convertible Note), interest will accrue at 1 1/2% per month and 125% of principal and interest through maturity shall be due and payable. At the holder’s option, the holder will be entitled to be paid in cash or common stock with the conversion price of the common stock equal to a 30% discount to the average of the three lowest closing prices of the common stock for the 10 prior trading days.

We failed to make interest payments on the Convertible Note that were due in February and March 2022, in the amount of $13,889 each, and may not be able to make the interest payments due in April of $13,889 and subsequently. The holder has agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. However, there can be no assurance that we will be able to raise additional capital to enable us to make such payments by such date, or future payments that come due.

The Convertible Note Warrants. The Convertible Note Warrants are exercisable at an exercise price equal to the lower of (x) $2.75 per share and (y) the price of the common stock of the Company in a Qualified Offering (as defined in the Purchase Agreement), subject to adjustment as described below, and the Convertible Note Warrants are exercisable for five years after the issuance date. The Convertible Note Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Convertible Note Warrants. The exercise price of the Convertible Note Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Convertible Note Warrants is also subject to “full ratchet” price adjustment if the Company issues common stock or equivalents at a price per share lower than the then-current exercise price of the Convertible Note Warrant, as described above for the conversion price of the Convertible Note.

Ancillary Agreements. In connection with the Company’s obligations under the Convertible Notes, the Company and its subsidiary Gaming Technology Limited (the “Subsidiary”) each entered into a security agreement with the holder, pursuant to which the Company and the Subsidiary granted a security interest on all assets of the Company and the Subsidiary, including the stock of the Subsidiary, for the benefit of the holders, to secure, and the Subsidiary guaranteed, the Company’s obligations under the Convertible Note, the Convertible Note Warrant and the other transaction documents. In addition, the holder was granted customary piggyback registration rights for the shares of common stock issuable upon conversion of the Convertible Note and exercise of the Convertible Note Warrant and rights of participation.

Right of Participation. At any time within the 18 month period following closing, upon any issuance by the Company or any of its subsidiaries of debt or common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof, other than in an underwritten public offering (a “Subsequent Financing”), the investor will have the right to participate up to its investment amount in the Convertible Note, but not more than 25% of the Subsequent Financing, on the same terms, conditions and price provided for in the Subsequent Financing.

“Most Favored Nation.” Until such time as the Company has consummated a Qualified Offering, which results in an up-listing of the Common Stock onto a national securities exchange, if the Company engages in any future financing transactions with a third-party investor (not including such a Qualified Financing, except to the extent it relates to conversion, exercise and anti-dilution provisions of the Convertible Note and Convertible Note Warrants), if the holder determines that the terms of the subsequent investment are preferable in any respect to the terms of the securities of the Company issued to the Holder pursuant to the terms of the Purchase Agreement, the Company shall be required to amend and restate such securities to include the preferable term or terms.

Warrants for Waivers. In November 2021, we also issued warrants to purchase an aggregate of 179,566 shares of common stock to investors in our August 2021 private placement in exchange for their granting a waiver of their anti-dilution and most favored nation rights in respect of the Convertible Note transaction describe above. These warrants have substantially the same terms as the Convertible Note Warrants described above.

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met the Know Your Customer customer identification requirements, which include identity and address verification (“KYC requirements”). During the years ended December 31, 2021 and 2020 we registered 108,206 and 0 players, respectively. On October 4, 2021, we announced we had reached 100,000 registrations.

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

During the years ending December 31, 2021 and 2020, our MUPs were 3,251 and 0, respectively. The increase was due to the initiation of revenue generating activities in February 2021.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the years ending December 31, 2021 and 2020, our ARPMUP was $51.64 and $0, respectively.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the years ended December 31, 2021 and 2020, our handle was $6,313,132 and $0, respectively.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the years ended December 31, 2021 and 2020, our hold was $288,848 and $0, respectively.

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

During the years ended December 31, 2021, our hold percentage was 4.58% and 0%, respectively.

Results of Operations for the Years Ended December 31, 2021 and 2020

In February 2021, our online casino, vale.mx, began operations. However, as of December 31, 2021 and 2020, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $167,875 and $0 for the years ended December 31, 2021 and 2020, respectively. The increase of $167,875 for the year ended December 31, 2021 is due to the initiation of revenue producing activities in February 2021.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $857,709 and $0 for the years ended December 31, 2021 and 2020, respectively. The increases of $857,709 was due to the initiation of revenue producing activities in February 2021.

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

Years Ended December 31, 2021 and 2020

The Company’s consolidated statements of operations for the years ended December 31, 2021 and 2020, as discussed herein, are presented below.

	Years Ended December 31,
	2021	2020

Revenues	$167,875	$–
Costs and expenses
Cost of revenue	857,709	–
Software development	185,789	128,563
General and administrative
Officers, directors, affiliates and other related parties	728,757	417,094
Other	11,007,893	6,647,146
Total costs and expenses	12,780,148	7,192,803

Loss from operations	(12,612,273)	(7,192,803)
Other income (expense)
Interest expense	(283,754)	(3,046)
Foreign currency gain	(78)	(15,968)
Total other expense, net	(283,832)	(19,014)

Net loss	$(12,896,105)	$(7,211,817)

Revenues. In February 2021, our online casino, vale.mx, began operations. The Company recognized $167,875 in revenue during the year ending December 31, 2021. The Company did not have any revenues for the year ending December 31, 2020.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $857,709 and $0 for the years ended December 31, 2021 and 2020. The increase of $857,709 was due to the initiation of revenue producing activities in February 2021.

Software Development Costs and Expenses. For the year ended December 31, 2021, software development costs and expenses were $185,789, which consisted of development costs paid to contractors of $147,587 and amortization of intellectual property of $38,202.

For the year ended December 31, 2020, software development costs and expenses were $128,563, which consisted of development costs paid to contractors of $67,505 and amortization of intellectual property of $61,058.

Software development costs and expenses increased by $57,226 or 45% in 2021 as compared to 2020, primarily as a result of increased software development costs as the Company developed more online games for its gaming platform.

General and Administrative Costs and Expenses. For the year ended December 31, 2021, general and administrative costs and expenses were $11,736,650, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $728,757, marketing and advertising expense of $5,693,017, stock compensation expense of $3,409,214, consulting fees of $1,050,020, legal and accounting fees to non-related parties of $510,548, and other operating costs of $345,094.

For the year ended December 31, 2020, general and administrative costs and expenses were $7,064,240, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $417,094, stock compensation expense of $5,875,000, legal and accounting fees to non-related parties of $599,957, and other operating costs of $172,189.

General and administrative costs increased by $4,672,410 or 66% in 2021 as compared to 2020, primarily as a result of increases in marketing and advertising expense of $5,693,017 and consulting fees of $977,317, and a decrease in stock compensation expense of $2,465,786.

Interest Expense. For the year ended December 31, 2021, the Company had interest expense of $283,754, as compared to interest expense of $3,046 for the year ended December 31, 2020, primarily as a result of interest on notes payable.

Foreign Currency Gain (Loss). For the year ended December 31, 2020, the Company had a foreign currency loss of $78, as compared to a foreign currency loss of $15,968 for the year ended December 31, 2020, as a result of an increase in the value of the GB Pound compared to the US Dollar.

Net Loss. For the year ended December 31, 2021, the Company incurred a net loss of $12,896,105, as compared to a net loss of $$7,211,817 for the year ended December 31, 2020.

Liquidity and Capital Resources – December 31, 2021 and December 31, 2020

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

As of December 31, 2021, the Company had a working capital deficit of $2,113,765, as compared to working capital of $1,586,238 as of December 31, 2020, reflecting a decrease in working capital of $3,700,003 for the year ended December 31, 2021. The decrease in working capital during the year ended December 31, 2021 was primarily the result of increased marketing and advertising costs incurred to launch the vale.mx brand.

As of December 31, 2021, the Company had cash of $406,526, reflecting the remaining balance of cash from the placement of $1,666,667 in convertible notes payable in November 2021. As of December 31, 2020, the Company had cash of $1,946,232, reflecting cash of $2,628,000 from the sale of Common Stock in 2020.

Management believes that the cash on hand will be sufficient to fund the Company’s operations only until April 2022, after which we will need to raise additional funding. The Company has deferred payments and reduced costs in order to conserve cash until it is able to raise additional capital. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control.

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

During the year ended December 31, 2021 the Company completed a series of private placements of its common stock, with proceeds totaling $5,300,648. In November 2021, the Company issued a convertible note payable in the amount of $1,666,667. In addition, the Company is planning additional capital raises over the remainder of the calendar year to fund operations as it ramps up revenues, however, there can be no assurances such raises will be successful The Company believes that its existing working capital will be sufficient to fund the Company’s operations for the next three months.

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

Operating Activities

For the year ended December 31, 2021, operating activities utilized cash of $8,036,300, as compared to utilized cash of $924,917for the year ended December 31, 2020, to fund the Company’s ongoing operating expenses.

Investing Activities

For the year ended December 31, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $169,564 and property and equipment of $9,194.

For the year ended December 31, 2020, the Company’s investing activities consisted of the acquisition of intellectual property for $18,620.

Financing Activities

For the year ended December 31, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 2,155,294 shares of Common Stock of $5,221,325, net proceeds from a convertible note payable to bank of $1,500,000, offset by the repayment of $5,445 of a note payable with a bank.

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

Off-Balance Sheet Arrangements

As of December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management Assessment of Disclosure Controls and Procedures

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and 2020 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

In addition, as of December 31, 2021 and 2020, our management concluded that we had a material weakness in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2021:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2021, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

Changes in Disclosure Controls and Procedures

None

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified or they have resigned. The officers of our company are appointed by our Board of Directors and hold office until their death, resignation or removal from office.

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of December 31, 2021.

Name	Age	Position(s)
Jason Drummond	52	Chief Executive Officer, Secretary and Director
Steven M. Plumb	62	Chief Financial Officer

Jason Drummond - Chief Executive Officer, Secretary and Director. Mr. Jason Drummond has served as our CEO and director since our incorporation and served as our Chief Financial Officer until October 20, 2021. Mr. Drummond has founded and built several Internet and tech businesses over his career. In addition, Mr. Drummond has, as CEO, led the initial public offering of nine of his companies on various European stock exchanges:

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

Steven M. Plumb, CPA, - Chief Financial Officer, is an seasoned senior executive and financial manager experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, oil and gas, real estate, medical and utility companies. Mr. Plumb was the chief financial officer of Artella Solutions, Inc., a private medical device company, since December 2018 through May 2021. He has served as the chief financial officer of DirectView Holdings, Inc. (DIRV.PK) since January 2020. From May 2013 through February 2019, Mr. Plumb was the Chief Financial Officer of ProBility Media Corp. (PBYA.PK). From 2011 to 2013, Mr. Plumb was the Chief Financial Officer of Bering Exploration, Inc., (BERX) an oil and gas exploration and production company. In April 2013, Mr. Plumb was appointed to the additional position of President of Bering. From 2012 to 2014, Mr. Plumb served as the chief financial officer of Complexa, Inc., a venture capital backed biotechnology company. From September 2009 to April 2012, Mr. Plumb served as the Chief Financial Officer of ADB International Group, Inc. (ADBI.PK) and from June 2010 to April 2012, he also served on the board of directors of ADBI. From September 2010 to June 2011, Mr. Plumb served as the Chief Financial Officer of Galaxy Media & Marketing Corp (Galaxy) and from January 2011 to June 2011 he also served as a member of the board of directors and chair of the board of directors of Galaxy. Since 2001, he has served as the owner and president of Clear Financial Solutions, Inc., a consulting firm that provides interim CFO services to small public companies. In this capacity he has prepared SEC filings, managed investor relations, raised capital, conducted mergers and acquisition activities, developed successful offering memorandum, registration statements and investor presentations.  Mr. Plumb is a former auditor with PriceWaterhouseCoopers and KPMG. Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas.

Involvement in Certain Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising out of its operations in the normal course of business. During the past ten years, none of our officers, directors, director nominees, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K except as set forth herein.

Corporate Governance

Director Independence

No members of our Board of Directors are independent using the definition of independence under Nasdaq Listing Rule 5605(a)(2) and the standards established by the SEC. We plan to increase the size the Board of Directors to satisfy Nasdaq’s requirement that the majority of the Board of Directors be independent.

Committees of our Board

Audit Committee. We did not during 2021, and do not currently, have an audit committee. If and when we satisfy the other initial listing standards for listing our common stock on Nasdaq or another national exchange, we intend to establish an audit committee of the Board of Directors.

Compensation Committee. We did not during 2021, and do not currently, have a compensation committee. If and when we satisfy the other initial listing standards for listing our common stock on Nasdaq or another national exchange, we intend to establish a compensation committee of the Board of Directors.

Nominating Committee. We did not during 2021, and do not currently, have a nominating committee. If and when we satisfy the other initial listing standards for listing our common stock on Nasdaq or another national exchange, we intend to establish a nominating committee of the Board of Directors.

Term of office

All directors hold office until the next annual meeting of the stockholders of the company and until their successors have been duly elected and qualified. Officers are elected by and serve at the discretion of our Board of Directors.

Code of Ethics

The Board of Directors will adopt a Code of Business Conduct and Ethics that will be applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Business Conduct and Ethics will be posted on our website at www.gametech.com. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

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

On August 4, 2021, the Company entered into a finder’s fee agreement with a FINRA registered broker dealer to identify and introduce the Company to accredited investors. The Company agreed to pay the broker a cash fee equal to 9% of the total purchase price paid by investors introduced to the Company by the broker, and to issue it warrants to purchase nine percent 9% of the total number of shares or options shares purchased by an investor at an exercise price of $3.25 per share, with an expiration date five years from the date of issuance. Five such investors were identified and made investments in the August 2021 Private Placement of an aggregate of $1,450,749 for 446,385 shares of our common stock, resulting in the payment of an approximately $130,500 cash fee to the broker and the issuance of 40,175 warrants.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Item 11. Executive Compensation.

Summary Compensation Table

Set forth below is information for the fiscal years indicated relating to the compensation of each person who served as our principal executive officer (and our sole officer) (the “Named Executive Officer”) during the past two fiscal years.

Name and Principal Position(s)	Year	Salary	Bonus	Award(s)	Stock Compensation	All Other Compensation	Total Compensation
Jason Drummond	2021	$330,144	$259,224	–	–	–	$589,368
CEO, CFO(1), Secretary and Director	2020	$334,868	–	–	–	–	$334,868

Steven M. Plumb, CPA
CFO(2)	2021	$36,219	–	–	$90,300	–	$126,519

(1)	Mr. Drummond served as CFO until October 20, 2021.

(2)	Mr. Plumb was appointed CFO on October 20, 2021.

Compensation of Management

Currently, we have no formal employment or compensation arrangement with our Chief Executive Officer, Jason Drummond. Our Board of Directors determines the compensation given to our executive officers in their sole determination. Until such time as we enter into an employment or compensation arrangement with Mr. Drummond, all future compensation to be paid will be determined solely by Mr. Drummond as our sole director. Mr. Drummond’s current annual base salary is £240,000, which is the equivalent to $330,144 and $334,868 when valued using the exchange rates in effect on December 31, 2021 and 2020, respectively; any bonus will be at the discretion of the Company, subject to the achievement of certain targets as agreed to between Mr. Drummond and Company. During the year ended December 31, 2021, the Company paid base salary of $330,144 and a bonus of $259,224, totaling $589,368, to Mr. Drummond.

On October 20, 2021, the Company appointed Steven M. Plumb, CPA as its chief financial officer through a contract with Mr. Plumb’s entity, Clear Financial Solutions (“Clear”), pursuant to which Clear is paid $5,000 per month for Mr. Plumb’s service. In addition, Mr. Plumb and Clear’s other staff provide accounting and bookkeeping services to the Company, in consideration for which Clear is paid $2,000 per month, plus hourly fees for annual and quarterly report preparation. The contract expires on August 16, 2022, and unless canceled by either party by written notice 60 days prior to expiration, will automatically renew for successive twelve-month periods. Moreover, Mr. Plumb was awarded a stock grant for 30,000 shares of the Company’s common stock, vesting six months from date of grant. The shares of common stock will be issued pursuant to a restricted stock award agreement under our 2021 Equity Incentive Plan.

Director Compensation

During the years ended December 31, 2021 and 2020, no director of the Company received compensation from us, except as set forth above in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2021.

2021 Equity Incentive Plan

In April 29, 2021, the Board of Directors unanimously adopted, and on May 21, 2021, holders of a majority of our common stock outstanding approved, the Company’s 2021 Equity Incentive Plan (the “2021 Plan”), pursuant to which awards covering up to 3,000,000 shares of our common stock (subject to annual increase on each January 1 of up to 4% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, as determined by our Board of Directors) will be available for issuance. The purpose of the 2021 Plan is (a) enable the Company and its affiliates to attract and retain the types of employees, directors and consultants who will contribute to the Company’s long range success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business, thus enhancing the value of the Company for the benefit of its stockholders. Awards that may be granted under the 2021 Plan include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, (f) cash awards, and (g) other equity-based awards.

The 2021 Plan has a term of ten years and will be administered by our Board of Directors or, when one is established, our Compensation Committee, or in the Board of Directors’ sole discretion by the board or one or more members of the board appointed by the board to administer the 2021 Plan, in accordance with the terms of the 2021 Plan.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the Board of Directors or compensation committee of any other entity that has one or more of its executive officers serving as a member of our Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 28, 2021 by:

•	each of our named executive officers;

•	each of our directors;

•	all of our current directors and executive officers as a group; and

•	each stockholder known by us to own beneficially more than five percent of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2022, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 31,351,952 shares of common stock outstanding on March 28, 2022.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is c/o Gaming Technologies, Inc., Two Summerlin, Las Vegas, NV 89135, USA.

Name of Beneficial Owner	Number of Shares Beneficially Owned Prior to Offering	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Jason Drummond	5,054,500	16.56%

Steven M. Plumb (1)	30,000	*

All current executive officers and directors as a group (1 person)	5,054,500	16.56%

5% or Greater Stockholders
Epsilon Investments PTE (2) 111 North Bridge Road, #21-03 Peninsula Plaza, Singapore 179098	6,706,425	21.97%

Fairfax Capital BV (3) Herengracht 458 1017 CA Amsterdam, Netherlands	2,437,950	7.99%

Mark N. Tompkins App. 1, Via Guidino 23 Lugano-Paradiso 6900, Switzerland	1,854,000	6.07%

One44 Capital LLC (4) 1249 Broadway Ste. 103 Hewlett NY 11557	1,800,000	5.90%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

____________________

*	Less than 1%.
1.	Represents restricted shares under 2021 Equity Incentive Plan, vesting six (6) months from date of issue, based on continuing service as an officer on each such vesting date.
2.	Sujatha Panicker, principal of the Epsilon Investments PTE, has the power to vote or dispose of the shares held of record by Epsilon Investments PTE and may be deemed to beneficially own those shares.
3.	Jason Smart, principal of Fairfax Capital BV, has the power to vote or dispose of the shares held of record by Fairfax Capital BV and may be deemed to beneficially own those shares.
4.	Includes 307,692 shares of common stock underlying warrants. Ahron Fraiman and Daniel Rosenblatt, principals of One44 Capital LLC, have shared power to vote or dispose of the shares held by record by One4 Capital 44 and may be deemed to beneficially own those shares.

Except as described below, and under “Executive Compensation” above, there have been no transactions since the beginning of the fiscal year of 2021, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest). A related person is any executive officer, director, nominee for director or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

Consulting Agreement with John Cummins

On October 21, 2021, we entered into a consulting agreement with John Cummins to serve as a board advisor, pursuant to which he agreed to provide certain consulting services related to the Company’s development. The initial term of the agreement is for one year and may be renewed at the end of the term. Under the terms of the agreement, the Company issued (i) 50,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $125,000, (ii) and 50,000 shares of the Company’s common stock upon the quotation of the Company’s stock on OTCQB. In addition, the Company will issue 100,000 shares of the Company common stock at each of the first three annual renewal periods, if the agreement is renewed.

Investments in Private Placements by Related Persons

From November 2020 to August 2021, we issued and sold in private placements to One44 Capital, LLC an aggregate of 2,107,692 shares of the Company’s common stock for an aggregate purchase price of approximately $5,499,999.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2021 and 2020 were $176,631 and $164,032, respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred $0 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning for the years ended December 31, 2021 and 2020, respectively.

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

Exhibit Number	Exhibit Description	Incorporated by reference from
3.1	Certificate of Incorporation	Exhibit 3.1 to Form S-1 filed November 10, 2020
3.1	Certificate of Amendment to Certificate of Incorporation	Exhibit 3.1 to Form 8-K filed January 7, 2021
3.3	Bylaws	Exhibit 3.2 to Form S-1 filed November 10, 2020
10.1	Unsecured Loan Agreement between Epsilon Investments Pte Ltd. and Nenx Gaming Limited dated August 3, 2018	Exhibit 10.1 to Form S-1 filed November 10, 2020
10.2	Unsecured Loan Agreement between Epsilon Investments Pte Ltd. and Nenx Gaming Limited dated October 24, 2018	Exhibit 10.2 to Form S-1 filed November 10, 2020
10.3	Unsecured Loan Agreement between Jason Kingsley Drummond and Nenx Gaming Limited dated August 3, 2018	Exhibit 10.3 to Form S-1 filed November 10, 2020
10.4	Unsecured Loan Agreement between Jason Kingsley Drummond and Nenx Gaming Limited dated October 2018	Exhibit 10.4 to Form S-1 filed November 10, 2020
10.5	Loan Agreement between Fairfax Capital B.V. and Dito UK Limited dated October 29, 2019	Exhibit 10.5 to Form S-1 filed November 10, 2020
10.6	Debt for Equity Swap Agreement between Nenx Gaming Limited and Jason Drummond dated May 29, 2019	Exhibit 10.6 to Form S-1 filed November 10, 2020
10.7	Form of Share Exchange Agreement (including form of Lock-Up Agreement)	Exhibit 10.7 to Form S-1 filed November 10, 2020
10.8	Consulting Agreement between John Cummins and The Company dated October 21, 2020	Exhibit 10.8 to Form S-1/A filed December 9, 2020
10.9	Consulting Agreement between Oliver Willett and the Company dated November 6, 2020	Exhibit 10.9 to Form S-1/A filed December 9, 2020
10.10	Online Gaming Management and Consulting Services Agreement between Comercial de Juegos de la Frontera, S.A. de C.V. and the Company executed on November 13, 2020	Exhibit 10.10 to Form 10-K filed April 15, 2021
10.11	Amendment of Consulting Agreement between Comercial de Juegos de la Frontera, S.A. de C.V. and the Company executed on January 7, 2021	Exhibit 10.11 to Form 10-K filed April 15, 2021
10.12	Form of Securities Purchase Agreement in connection with February 2021 private placement	Exhibit 10.1 to Form 8-K filed April 1, 2021

10.13	Form of Securities Purchase Agreement in connection with August 2021 private placement	Exhibit 10.1 to Form 10-Q filed August 16, 2021
10.14	Form of Registration Rights Agreement in connection with August 2021 private placement	Exhibit 10.5 to Form 10-Q filed August 16, 2021
10.15	License agreement between the Company and Playboy Enterprises International, Inc., dated May 19, 2021	Exhibit 10.3 to Form 10-Q filed August 16, 2021
10.16	Sponsorship Agreement between the Company and SA Holiday, Inc., dated April 14, 2021	Exhibit 10.4 to Form 10-Q filed August 16, 2021
10.17	Gaming Technologies, Inc., 2021 Equity Incentive Plan	Exhibit 10.1 to Form 8-K filed on May 6, 2021
10.18	Form of Restricted Stock Award Agreement for Employees and Consultants	Exhibit 10.3 to Form 8-K filed on October 26, 2021
10.19	Agreement between the Company and Borosh Consulting, LLC dba Clear Financial Solutions to provide (inter alia) contract CFO services	Exhibit 10.2 to Form 8-K filed on October 26, 2021
10.20	Form of Securities Purchase Agreement	Exhibit 10.1 to Form 8-K filed on November 19, 2021
10.21	10% Original Issue Discount Senior Secured Convertible Note	Exhibit 10.2 to Form 8-K filed on November 19, 2021
10.22	Form of Convertible Note Warrant	Exhibit 10.3 to Form 8-K filed on November 19, 2021
10.23	Form of Security Agreement between the Company and the investor	Exhibit 10.4 to Form 8-K/A filed on November 19, 2021
10.24	Form of Security Agreement between the Subsidiary and the investor	Exhibit 10.5 to Form 8-K/A filed on November 19, 2021
10.25	Form of Subsidiary Guaranty	Exhibit 10.7 to Form 8-K/A filed on November 19, 2021
21.1	List of Subsidiaries of the Registrant	Exhibit 21.1 to Form S-1 filed October 20, 2021
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase
101.DEF *	Inline XBRL Taxonomy Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Label Linkbase
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase

*       Filed herewith

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: April 1, 2022

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 1, 2022

By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

GAMING TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gaming Technologies, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming Technologies, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced net losses and negative operating cash flows since inception and has a stockholders’ deficiency as of December 31, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

April 1, 2022

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$406,526	$1,946,232
Deposits and other current assets	109,791	37,917
Total current assets	516,317	1,984,149
Property and equipment, net	7,393	8,503
Operating lease right of use asset, net	–	11,968
Intellectual property, net	179,709	50,967
Total assets	$703,419	$2,055,587

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$1,575,394	$368,784
Due to related parties	13,252	14,918
Secured convertible note payable, net	1,028,586	–
Current portion of note payable, bank	12,850	2,241
Current portion of operating lease liability	–	11,968
Total current liabilities	2,630,082	397,911
Note payable, bank	46,059	62,741

Total liabilities	2,676,141	460,652

Commitments and contingencies	–	–

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding – 31,351,953 shares and 28,367,525 shares at December 31, 2021 and 2020, respectively	31,353	28,367
Additional paid-in capital	18,914,227	9,551,507
Accumulated other comprehensive loss	(56,004)	(18,746)
Accumulated deficit	(20,862,298)	(7,966,193)
Total stockholders' equity (deficiency)	(1,972,722)	1,594,935
Total liabilities and stockholders' equity (deficiency)	$703,419	$2,055,587

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2021	2020

Revenues	$167,875	$–

Costs and expenses:
Cost of revenues	857,709	–
Software development, including amortization of intellectual property of $38,202 and $61,058 in 2021 and 2020, respectively	185,789	128,563
General and administrative:
Officers, directors, affiliates, and other related parties	728,757	417,094
Advertising and marketing	5,693,017	–
Other (including stock compensation costs of $3,409,214 and $5,875,000 in 2021 and 2020, respectively)	5,314,876	6,647,146
Total costs and expenses	12,780,148	7,192,803
Loss from operations	(12,612,273)	(7,192,803)
Other income (expense):
Interest expense	(283,754)	(3,046)
Foreign currency loss	(78)	(15,968)
Total other expense, net	(283,832)	(19,014)
Net loss	(12,896,105)	(7,211,817)
Foreign currency translation adjustment	(37,258)	(21,512)

Comprehensive loss	$(12,933,363)	$(7,233,329)

Net loss per common share - basic and diluted	$(0.42)	$(0.28)

Weighted average common shares outstanding - basic and diluted	30,548,408	25,699,190

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years Ended December 31, 2021 and 2020

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2019	24,614,325	$24,614	$1,040,199	$2,766	$(754,376)	$313,203
Common stock issued in connection with private placement, net	1,403,200	1,403	2,626,597	–	–	2,628,000
Common stock issued as compensation	2,350,000	2,350	5,872,650	–	–	5,875,000
Accrued interest contributed to capital by related parties	–	–	12,061	–	–	12,061
Foreign currency translation adjustment	–	–	–	(21,512)	–	(21,512)
Net loss	–	–	–	–	(7,211,817)	(7,211,817)
Balance, December 31, 2020	28,367,525	28,367	9,551,507	(18,746)	(7,966,193)	1,594,935
Common stock issued in connection with private placement, net	2,155,294	2,156	5,219,169	–	–	5,221,325
Common stock issued as compensation	829,134	830	2,214,581	–	–	2,215,411
Warrants issued as compensation	–	–	1,193,803	–	–	1,193,803
Discount related to convertible note payable and related warrant	–	–	735,167	–	–	735,167
Foreign currency translation adjustment	–	–	–	(37,258)	–	(37,258)
Net loss	–	–	–	–	(12,896,105)	(12,896,105)
Balance, December 31, 2021	31,351,953	$31,353	$18,914,227	$(56,004)	$(20,862,298)	$(1,972,722)

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(12,896,105)	$(7,211,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,599	8,943
Amortization of intellectual property	38,202	67,620
Amortization of accrued lending fee	–	(610)
Amortization of operating lease right of use asset	11,968	45,008
Amortization of discount on convertible note payable	106,244	–
Accretion of premium on convertible note payable	157,509	–
Stock compensation	3,409,214	5,875,000
Foreign currency gain / (loss)	–	15,981
Changes in operating assets and liabilities:
(Increase) decrease in -
Due from related parties	–	12,109
Deposits and other current assets	(71,874)	(2,799)
Increase (decrease) in -
Accounts payable and accrued expenses	1,206,610	312,581
Due to related parties	(1,699)	(1,925)
Operating lease liability	(11,968)	(45,008)
Net cash used in operating activities	(8,036,300)	(924,917)

Cash flows from investing activities:
Purchase of intellectual property	(169,564)	(13,055)
Purchase of property and equipment	(9,194)	(5,266)
Proceeds from sales of property and equipment	–	–
Net cash used in investing activities	(178,758)	(18,321)

Cash flows from financing activities:
Proceeds from notes payable	–	60,623
Proceeds from private placement of common stock	5,221,325	2,628,000
Proceeds from convertible notes payable, net	1,500,000	–
Repayment of note payable to bank	(5,445)	(60,000)
Repayment of notes payable to related parties	–	(35,508)
Net cash provided by financing activities	6,715,880	2,593,115

Effect of exchange rate on cash	(40,528)	(24,047)

Cash:
Net increase (decrease)	(1,539,706)	1,625,830
Balance at beginning of year	1,946,232	320,402
Balance at end of year	$406,526	$1,946,232

(Continued)

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2021	2020

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$943	$3,593
Income taxes	$–	$–

Non-cash investing and financing activities:
Fair value of warrants recorded as debt discount	$735,167	$–
Original issue discount on convertible note payable	$166,667	$–

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2021 and 2020

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

The Company's activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

Business Operations

The Company is a mobile games developer, publisher, and operator with offices in London and Las Vegas. The Company intends to license its software platform to mobile gaming operators and developers to enable rapid development of new games. In addition, the Company operates an online gaming operation in Mexico through its web site vale.mx.

On November 13, 2020, we entered into an Agreement for the Provision of Online Gaming Management and Consulting Services (as subsequently amended) with Comercial de Juegos de la Frontera, S.A. de C.V., a Mexican company doing business as Big Bola, pursuant to which we provide to Big Bola consulting and management services related to their interactive online betting and gaming business in Mexico via the web site www.vale.mx, a regulated online casino and sports betting site. vale.mx operates under Big Bola’s existing license issued by the General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Big Bola is one of only 14 operators legally authorized to offer legal betting and online casino services in Mexico. vale.mx has more than 500 online premium casino games available, which can be enjoyed both on mobile or via desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention for vale.mx. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from Big Bola’s account. While Big Bola bears liability to the players as provided by the permit, as between us and Big Bola we bear the costs of this obligation. Each party indemnifies the other against certain liabilities and claims. Under the terms of the amended agreement, we share 75% of gross gaming revenue generated from the platform, subject to certain minimum guaranteed monthly amounts of Big Bola’s participation in the remaining gross gaming revenues. This venture began operations in February 2021.

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

Going Concern

The Company's consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has experienced recurring net losses from operations and negative operating cash flows since inception. During the year ended December 31, 2021, the Company incurred a net loss of $12,896,105, utilized cash in operating activities of $8,036,300, and had stockholders’ deficiency of $1,972,722 as of December 31, 2021. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At December 31, 2021, the Company had cash of $406,526.  The Company estimates that it has cash to sustain operations through April 2022, and after that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company's business in 2022 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company's business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the financial statements of Gaming US and its wholly-owned foreign subsidiary, Gaming UK. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates are expected to include those related to assumptions used in calculating accruals for potential liabilities, valuing equity instruments issued for financing and services, and the realization of deferred tax assets.

Cash

The Company maintains its cash balances with financial institutions with high credit ratings. The Company has not experienced any losses to date resulting from this practice.

As of December 31, 2021 and 2020, the Company's cash balances by currency consisted of the following:

	December 31,
	2021	2020

GBP	£90,467	£49,127
USD	$284,410	$1,879,166

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2021 or 2020.

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

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2021 and 2020 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of December 31, 2021 and 2020, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

The Company operates an online betting platform allowing users to place wagers on casino games. Each wager placed by users create a single performance obligation for the Company to administer each event wagered. We report revenue on a net basis. Net gaming revenue is the aggregate of gaming wins and losses based on results of each event that customers wager bets on. Gross gaming revenue is split with our partners, whose share of gross gaming revenue is recorded as a reduction to net gaming revenue.

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

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the years ended December 31, 2021 and 2020 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At December 31, 2021 and 2020, the Company excluded warrants to acquire 1,540,141 and 90,000, respectively, shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

The carrying value of our notes payable approximates their fair value because interest rates on these obligation are based upon prevailing interest rates.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Update 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments.  ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis.  ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Software Development Costs

Due to the significant uncertainty with respect to the successful development of commercially viable products based on Company's development efforts, all software development costs incurred with respect to the Company's mobile gaming platform are charged to operations as incurred.

Intellectual Property

Intellectual property, consisting of software, is recorded at cost.  Amortization of intellectual property is provided using the straight-line method over an estimated useful life of three years.

The Company recognizes amortization of intellectual property in software development costs in the Company's consolidated statement of operations.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intellectual property, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2021 and 2020, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the years ended December 31, 2021 and 2020. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the Years Ended December 31,
	2021	2020

Period-end GBP to USD1.00 exchange rate	1.3498	1.3652
Period-average GBP to USD1.00 exchange rate	1.3756	1.2825

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. ASU 2020-06 will be effective January 1, 2024, and a cumulative-effect adjustment to the opening balance of retained earnings is required upon adoption. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s previously issued consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020

Computer and office equipment	$36,194	$27,307
Less accumulated depreciation	(28,801)	(18,804)
Computer and office equipment, net	$7,393	$8,503

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the years ended December 31, 2021 and 2020 was $15,599 and $8,943, respectively. Depreciation expense is included in general and administrative costs in the Company's consolidated statement of operations.

4. Intellectual Property

Intellectual property as of December 31, 2021 and 2020 is summarized as follows:

	December 31,
	2021	2020

Finite lived assets - software	$213,181	$208,032
Less accumulated amortization	(197,887)	(157,065)
	15,294	50,967
Indefinite lived assets - internet domain names	164,415	–
Intellectual property, net	$179,709	$50,967

Amortization expense for the years ended December 31, 2021 and 2020 was $38,202 and $67,620, respectively. Amortization expense is included in software development costs in the Company's consolidated statement of operations.

The following schedule sets forth the remaining amortization of intellectual property as of December 31, 2021:

2022	$6,798
2023	6,798
2024	1,698
Total	$15,294

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a Company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the years ended December 31, 2021 and 2020, the Company recorded interest expense of $1,090 and $851, respectively, with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of December 31, 2021 and 2020, $58,909 and $64,982, respectively, was due under this note, of which, $12,850 and $2,241, respectively, was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2022	$12,850
2023	12,850
2024	12,850
2025	12,850
2026	7,509
Total payments	58,909
Less current portion	12,850
Debt maturity, noncurrent	$46,059

6. Secured Convertible Note Payable

	2021	2020

Secured Convertible Note payable, including accreted amount	$1,824,176	$–
Valuation discount	(795,590)	–

Secured convertible Note, net	$1,028,586	$–

On November 18, 2021, the Company entered into a securities purchase agreement with an accredited investor for the sale of the Company’s secured convertible note (the Secured Notes) and warrants. Pursuant to the terms of the purchase agreement, on November 18, 2021, the Company received aggregate gross proceeds of $1,500,000 and issued (i) a 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 and (ii) warrants to purchase an aggregate of 727,273 shares of the Company’s common stock. The Note bears interest at a rate of 10% per year, payable monthly commencing after the third month, and mature 12 months from issuance The principal and interest are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $2.75 per share, and (ii) the price of the common stock of the Company in a Qualified Offering (subject to adjustment as provided in the Note). A “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000. The principal and interest on the Note will be amortized on the effective interest method commencing sixth months after the closing. In the event that the Secured Notes are repaid within three months of the date of the Secured Notes, the Company will repay 115% of the face value of the Secured Notes, plus accrued interest. In the event that the Secured Notes are repaid three months after the date of the Secured Notes, the Company will repay 120% of the face value of the Secured Notes, plus accrued interest. The exercise price of the warrants is the lesser of (i) $2.75 per share and (ii) the price of the common stock of the Company in a Qualified Offering and the term of the warrants is five years. Upon an Event of Default (as defined therein) interest shall accrue at 1 1/2% per month and the 125% of principal and interest through maturity shall be due and payable. At the holder’s option the holder shall be entitled to be paid in cash or common stock with the conversion price of the common stock equal to a 30% discount to the average of the three lowest closing prices of the common stock for the 10 prior trading days.

In connection with the Company’s obligations under the Secured Notes, the Company and its subsidiary Gaming Technology Limited (the “Subsidiary”) each entered into a security agreement with the holder, pursuant to which the Company and the Subsidiary granted a security interest on all assets of the Company and the Subsidiary, including the stock of the Subsidiary, for the benefit of the holders, to secure, and the Subsidiary guaranteed, the Company’s obligations under the Note, the Warrant and the other transaction documents. In addition, the holder was granted customary piggyback registration rights for the shares of common stock issuable upon conversion of the Note and exercise of the Warrant and rights of participation.

At any time within the 18 months closing, upon any issuance by the Company or any of its subsidiaries of debt or common stock or common stock equivalents for cash consideration, indebtedness or a combination of units thereof, other than in an underwritten public offering (a “Subsequent Financing”), the investor will have the right to participate up to its investment amount in the Note, but not more than 25% of the Subsequent Financing, on the same terms, conditions and price provided for in the Subsequent Financing.

Upon issuance of the Secured Note, the Company recorded an aggregate discount of $901,834 from the original issue discount of $166,667, and a discount related to the relative fair value of the warrants issued in conjunction with the Secured Note of $735,167. During the period ended December 31, 2021 the Company amortized $106,244 of the discount resulting in an unamortized discount of $795,590 as of December 31, 2021. In addition, as of the date of this filing, which is more than three months after the date of the Secured Note, the Secured Note has not been repaid, and accordingly, the Company accreted a premium of $157,509 as of December 31, 2021, which has been added to the principal amount of the note resulting in a balance due of $1,824,176 at December 31, 2021. The accreted amount of $157,509 has been reflected as additional interest expense during the year ended December 31, 2021.

We failed to make interest payments on the Secured Note due in February and March 2022, in the amount of $13,889 each, and may not be able to make the interest payments due in April of $13,889 and subsequently. The holder has agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. However, there can be no assurance that we will be able to raise additional capital to enable us to make such payments by such date, or future payments that come due.

7. Leases

Short-Term Operating Lease

The Company leases office facilities in Las Vegas, Nevada on a month-to-month basis at a cost of $510 per month. Aggregate payments under this operating lease charged to general and administrative expenses in the statement of operations were $1,500 and $1,704 for the years ended December 31, 2021 and 2020, respectively.

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

The monthly cash payment for this operating lease was approximately $4,010 per month, and the lease term ended on March 31, 2021. As of December 31, 2020 the right of use asset and the remaining lease obligation was $11,968 which was fully amortized and paid during the year ending December 31, 2021. The lease was subsequently renewed in April 2021 on a month-to-month basis for approximately $3,329 per month.

8. Related Party Transactions

Salary and Fees to Directors, Consultants and Professionals

During the years ended December 31, 2021 and 2020, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $728,757 and $417,094, respectively, as follows:

	December 31,
	2021	2020

Jason Drummond	$589,368	$334,868
Julian Parge	103,170	82,226
Steven Plumb	36,219	–
Total	$728,757	$417,094

During the year ended December 31, 2021, the Company paid base salary of $330,144 and a bonus of $259,224 to Mr. Jason Drummond, its sole officer (paid to him or to his affiliates) During the year ended December 31, 2020, the Company paid base salary of $334,868 and a bonus of $0 to Mr. Drummond.

As of December 31, 2021 and 2020, $13,252 and $14,918 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment.

9. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of December 31, 2021 and 2020.

Private Placements of Common Stock

Private placements in 2020

During 2020, the Company completed private placements for the sale of 1,153,200 shares of its common stock to individual investors at a price of $2.50 per share for net proceeds of $2,628,000 after payment of broker and finders fees of $255,000. In addition, the Company issued to certain brokers and finders 250,000 shares of its common stock and warrants to acquire 90,000 shares of the Company’s common stock, at $2.50 per share

Private placements in 2021

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

In August 2021, the Company sold 538,694 shares of its Common Stock for gross proceeds of $1,750,752 in a private placement. The Company paid a finder’s fee to registered brokers in the amount of $210,927 in connection with these transactions resulting in net proceeds to the Company of $1,539,825. In connection with the Purchase Agreement, the Company issued to certain registered brokers warrants to purchase an aggregate of 40,175 shares of common at an exercise price of $3.25 per share, with an expiration date 5 years from the date of issuance, pursuant to the terms of certain finder’s fee agreements previously entered into by the Company and such brokers.

We agreed with the purchasers in our August 2021 private placement to file with the SEC a registration statement on Form S-1 to register these shares under the Securities Act for resale, which we did on August 31, 2021, and to use our commercially reasonable efforts to cause such registration statement to become effective within 120 days after such date (or, in the event of a “full review” by the SEC staff, 150 calendar days after such date), and to keep such registration statement effective (with certain exceptions) until all such shares (i) have been sold, thereunder or pursuant to Rule 144 under the Securities Act, or (ii) may be sold without volume or manner-of-sale restrictions pursuant to Rule 144 and without the requirement for the Company to be in compliance with the current public information requirement under Rule 144. We will pay all expenses of such registration other than broker or similar commissions or fees or transfer taxes of any selling shareholder. We and each purchaser of such shares agreed to provide customary indemnifications to each other in connection with the registration statement. The Company also agreed to provide to such holders “piggyback” registration rights in certain circumstances.

We agreed with purchasers in our August 2021 private placement that if, at any time during the 12 months following sale of the shares, we issue or sell shares of common stock or common stock equivalents, except for certain exempt issuances as described in the purchase agreement, at a price below $3.25 per share, then immediately upon such issuance or sale, we will deliver to the investors a number of restricted shares of common stock equal to the difference between the number of shares purchased by the investor pursuant to its purchase agreement and the number of shares of common stock the investor would have received for the investor’s subscription amount at the dilutive issuance price. We also agreed with those investors to a “most favored nation” provision whereby until the earlier of 12 months after the sale of the shares, the day after the date on which the our common stock is listed on a U.S. national securities exchange, or the date on which the purchaser no longer holds any of the shares acquired by it in such placement, we will not consummate any unregistered private offering or an initial (but not any subsequent) public offering of our capital stock (or securities convertible into shares of capital stock) for cash consideration that provides the new investor any right, benefit, term or condition relating to the Shares that is more favorable in any material respect to the new investor (with certain enumerated exceptions), unless (i) we notify the purchaser of such more favorable right, benefit, term or condition within two business days prior to the new issuance, and (ii) purchaser has been provided with the opportunity to enter into an agreement providing the purchaser such more favorable right, benefit, term or condition with respect to the purchased hares then held by the purchaser. We included such shares in a resale registration statement filed on August 31, 2021, which became effective on November 12, 2021.

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

On October 21, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $125,000, which was recorded during the year ended December 31, 2020; 50,000 shares of the Company’s common stock upon the quotation of the Company’s stock on OTC Markets, valued at $112,500 recognized during the year ended December 31, 2021; and 100,000 shares upon renewal during 2021, valued at $237,500, and 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed.

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock were issued six months after the date of the agreement, which was May 6, 2021; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of $875,000 of these shares will be amortized over the service period. During the year ended December 31, 2021, the Company amortized $250,000, representing the pro rata portion of the grant date fair value of the shares vesting during the period. As of December 31, 2021, $625,000 of the unvested stock compensation will be amortized in future. The Company was obligated to issue a second tranche of 50,000 shares on May 6, 2021.

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

On October 20, 2021, Steven M. Plumb, CPA, appointed as the Company’s chief financial officer through a contract (the “Clear Agreement”) with Mr. Plumb’s entity, Clear Financial Solutions (“Clear”), pursuant to which Clear is paid $10,000 per month for Mr. Plumb’s service. In addition, Mr. Plumb and Clear’s other staff provide accounting and bookkeeping services to the Company, in consideration for which Clear is paid $2,000 per month, plus hourly fees for annual and quarterly report preparation. The contract expires on August 16, 2022, and unless canceled by either party by written notice 60 days prior to expiration, will automatically renew for successive twelve-month periods. Moreover, Mr. Plumb was awarded a stock grant for 30,000 shares of the Company’s common stock, vesting six months from date of grant. The fair market value of the stock grant on the date of grant was $67,500

During October 2021, the Company issued restricted stock grants to various consultants for services performed for the Company totaling 65,800 shares with a fair market value of $214,575 on the date of grant.

Warrants

A summary of warrant activity for the year ended December 31, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding on December 31, 2020	90,000	$2.50	3.90	$–
Granted	1,450,141	3.13	4.70	–
Exercised	–	–	–	–
Outstanding on December 31, 2021	1,540,141	$2.63	4.51	$–

During the years ended December 31, 2021 and 2020, the Company issued 184,175 and 90,000 warrants to acquire common stock to various brokers and finders in connection with the sale of our common stock.

In November 2021, in connection with the issuance of the Secured Convertible Notes discussed in Note 6, the Company issued warrants to purchase an aggregate of 727,273 shares of the Company’s common stock. The relative fair value of the warrants at the date of grant was determined to be $735,167

In November 2021, the Company issued warrants to purchase 538,693 shares of the Company’s common stock to certain existing shareholders in exchange for granting a waiver to certain anti-dilution and most favored nation clauses in their stock purchase agreements. The warrants have a five-year term and an exercise price of $2.75 and had a fair value of $1,193,803 at the date of grant, which was reflected as a financing cost during the year ended December 31, 2021.

The fair value of the warrants issued in 2021 was determined by a black sholes pricing model with the following assumptions:

Expected volatility	97.04%
Weighted-average volatility	216.98%
Expected dividends	0%
Expected term (in years)	5
Risk-free interest rate	1.26%

The warrants issued in 2021 are exercisable at an exercise price equal to the lower of (x) $2.75 per share and (y) the price of the common stock of the Company in a Qualified Offering (as defined in the Note Agreement at Note 6), subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to “full ratchet” price adjustment if the Company issues common stock or equivalents at a price per share lower than the then-current exercise price of the Warrant, as described above for the conversion price of the Note (see Note 6)

Stock-option plan

On May 21, 2021, the shareholders of the Company approved the Company’s 2021 Equity Incentive Plan (the “2021 Plan”). The purposes of the 2021 Plan are to (a) enable the Company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants, and directors with those of the shareholders of the Company; and (c) promote the success of the Company’s business. The persons eligible to receive awards are the employees, consultants, and directors of the Company and such other individuals designated by the 2021 Plan’s administrative committee (the Committee) who are reasonably expected to become employees, consultants, and directors after the receipt of Awards. Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, € Performance Share Awards, (f) Cash Awards, and (g) Other Equity-Based Awards. 3,000,000 shares are available for issuance under the 2021 Plan. The shares available for issuance may be increased annually by the lesser of four percent (4%) of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or such number of shares of common stock as determined by the Committee no later than the immediately preceding December 31.

As of December 31, 2021 and 2020, the Company did not have any outstanding stock options.

10. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2021 and 2020 are summarized below.

	December 31,
	2021	2020

Net operating loss carryforwards - Foreign	$18,580,000	$1,879,000
Net operating loss carryforwards - U.S.	2,316,000	421,000
	20,896,000	2,300,000
Valuation allowance	(20,896,000)	(2,300,000)
Net deferred tax assets	$–	$–

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2021 and 2020, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for Gaming US for the years ended December 31, 2021 and 2020 due to the losses incurred during such periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020.

	Years Ended December 31,
	2021	2020

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Difference between U.S. and U.K. tax rates	2.0%	2.0%
Change in valuation allowance	19.0%	19.0%
Effective tax rate	0.0%	0.0%

The Company's United Kingdom subsidiary is subject to the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 19% on income reported in its statutory financial statements, after appropriate tax adjustments, for the fiscal years commencing April 1, 2017, 2018, 2019, and 2020 and 18% for the fiscal year commencing April 1, 2020.

At December 31, 2021, the Company has available net operating loss carryforwards for U.S. federal and United Kingdom corporate income tax purposes of approximately $6,995,000 and $4,228,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2039. United Kingdom net operating losses may be carried over indefinitely.

11. Commitments and Contingencies

Canelo Sponsorship Agreement

On April 14, 2021, we entered into a Sponsorship Agreement (the “Canelo Agreement”) with SA Holiday, Inc. (“Holiday”), owner of the personality rights of champion professional boxer Saul Alvarez Barragan, or “Canelo,” in connection with a promotional campaign for the Corporation to sponsor a prize fight and certain other activities of Canelo, and for Canelo to promote the Corporation’s “VALE” brand and create certain promotional materials in connection therewith for the Corporation’s use in the United States, Latin America and certain countries in the Caribbean. Pursuant to the Canelo Agreement we paid to Holiday a cash fee of US$1,600,000 and certain other amounts as provided therein which amounts are included in advertising and marketing for the year ended December 31, 2021.

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

Stock Split

On October 20, 2021, our Board approved resolutions (i) authorizing a reverse stock split of the outstanding shares of our common stock in the range from 1-for-2 to 1-for-8, and providing authority to our Board to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase the number of our authorized shares of common stock from 45,000,000 to 400,000,000. The Company submitted these resolutions to its stockholders for approval by written consent, and they were approved by stockholders holding a majority of the Company’s outstanding voting shares..

On January 14, 2022, the holders of a majority of the issued and outstanding voting shares of the Company, as of the record date of October 20, 2021, by written consent in lieu of a special meeting of stockholders, approved an amendment to the Company’s Certificate of Incorporation to (i) effect a reverse stock split of our common stock, by a ratio of not less than 1-for-2 and not more than 1-for-8, and providing authority to our Board of Directors to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase the number of our authorized shares of common stock from 45,000,000 to 400,000,000. These matters were authorized by the holders of 17,640,947 shares, or approximately 56% of the outstanding voting power, without including any consents that may be received by the Company after that date.

The Company anticipates filing a certificate of amendment to affect a reverse stock split, if any, and the authorized share increase with the Secretary of State of Delaware prior to the anticipated listing of its common stock and warrants on the Nasdaq Capital Market and such actions being effective on, or just before, the date the common stock is listed to the Nasdaq Capital Market. The Company will need to take the necessary steps to meet Nasdaq listing requirements, which may include a reverse stock split, and there is no assurance that our common stock will be approved for listing on Nasdaq.

Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of December 31, 2021 and 2020, the Company was not subject to any threatened or pending legal actions or claims.

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming UK, at the request and under the sole discretion of Gaming UK, at the rate of $11,463 (equivalent to 8,333£) per week up to a maximum of $137,560 (equivalent to 100,000£) per annum.

In August 2021, the Company entered into an agreement with a production company to produce digital videos and promotional spots for its vale.mx brand. The Company is obligated to pay $600,000 upon the initiation of the pre production phase of the work. The pre production phase was completed in December 2021 and the production company has agreed to defer payment until the Company has raised a minimum of $6,000,000 in capital through either a public offering or a private placement.

In September 2021, the Company entered into a contract with a service provider for brand awareness and social media campaigns. The service provider will be paid a monthly retainer $50,157 for the term of the agreement, which runs through February 2022. The Company has agreed to spend $1,750,000 during the term of the agreement for the placement of advertisements on various social media platforms, which will be spent in two phases. Phase 1 began upon execution of the agreement and Phase II was to begin upon the completion of a capital raise in excess of $5,000,000 from an underwritten public offering in the United States and the listing of the Company’s common stock on a U.S. national securities exchange. The Company has paid the service provider $500,000 towards the advertising obligation during the year ended December 31, 2021, which is included in advertising and marketing expenses. The parties have agreed to abandon Phase II and the contract was not renewed.

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

12. Subsequent Events

We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 that were due in February and March 2022, in the amount of $13,889 each, and may not be able to make the interest payments due in April of $13,889 and subsequently. The holder has agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. However, there can be no assurance that we will be able to raise additional capital to enable us to make such payments by such date, or future payments that come due.

