Form 10-Q
period 2022-03-31
Gaming Technologies, Inc.
filed 2022-05-12
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, 31,351,953 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions, future performance, anticipated expenses, or projected financial results. These forward-looking statements are subject to certain risks and uncertainties, including the risks outlined under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”) and in this Form 10-Q, that could cause actual results to differ materially from our historical experience and our present expectations or projections. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARIES

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash	$8,241	$406,526
Deposits and other current assets	63,026	109,791
Total current assets	71,267	516,317
Property and equipment, net	12,540	7,393
Intellectual property, net	178,021	179,709
Total assets	$261,828	$703,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,121,246	$1,575,394
Due to related parties	–	13,252
Secured convertible note payable, net	1,429,299	1,028,586
Current portion of note payable, bank	12,850	12,850
Total current liabilities	3,563,395	2,630,082
Note payable, bank	41,370	46,059

Total liabilities	3,604,765	2,676,141

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 31,351,953 shares at March 31, 2022 and December 31, 2021, respectively	31,353	31,353
Additional paid-in capital	18,976,727	18,914,227
Accumulated other comprehensive income	(49,586)	(56,004)
Accumulated deficit	(22,301,431)	(20,862,298)
Total stockholders' deficit	(3,342,937)	(1,972,722)
Total liabilities and stockholders' deficit	$261,828	$703,419

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$44,016	$2,089

Costs and Expenses:
Cost of revenues	49,990	182,263
Software development, including amortization of intellectual property of $1,688 and $18,403 in 2022 and 2021, respectively	14,473	18,403
General and administrative:
Officers, directors, affiliates, and other related parties	164,763	291,855
Advertising and marketing	–	269,967
Other (including stock compensation costs of $62,500 and $1,446,502 in 2022 and 2021, respectively)	810,684	1,620,424

Total Costs and expenses	1,039,910	2,382,912

Loss from operations	(995,894)	(2,380,823)
Other income (expense):
Interest expense	(442,596)	–
Foreign currency loss	(643)	–
Total other expense, net	(443,239)	–
Net loss	(1,439,133)	(2,380,823)
Foreign currency translation adjustment	6,418	(13,173)

Comprehensive loss	$(1,432,715)	$(2,393,996)

Net loss per common share - basic and diluted	$(0.05)	$(0.08)

Weighted average common shares outstanding - basic and diluted	31,351,953	29,522,424

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2021	31,351,953	$31,353	$18,914,227	$(56,004)	$(20,862,298)	$(1,972,722)
Common stock issued as compensation	–	–	62,500	–	–	62,500
Foreign currency translation adjustment	–	–	–	6,418	–	6,418
Net loss	–	–	–	–	(1,439,133)	(1,439,133)
Balance, March 31, 2022	31,351,953	$31,353	$18,976,727	$(49,586)	$(22,301,431)	$(3,342,937)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	1,616,600	1,617	3,679,883	–	–	3,681,500
Common stock issued as compensation	536,934	537	1,445,965	–	–	1,446,502
Foreign currency translation adjustment	–	–	–	(13,173)	–	(13,173)
Net loss	–	–	–	–	(2,380,823)	(2,380,823)
Balance, March 31, 2021	30,521,059	$30,521	$14,677,355	$(31,919)	$(10,347,016)	$4,328,941

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,439,133)	$(2,380,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,056	2,663
Amortization of intellectual property	1,688	18,403
Amortization of discount	224,888	–
Amortization of operating lease right of use asset	–	12,086
Accretion of premium on convertible note payable	175,825	–
Stock compensation	62,500	1,446,502
Changes in operating assets and liabilities:
(Increase) decrease in -
Deposits and other current assets	46,765	(66,576)
Increase (decrease) in -
Accounts payable and accrued expenses	545,852	1,990
Due to related parties	(13,252)	71,264
Operating lease liability	–	(12,086)
Net cash used in operating activities	(393,811)	(906,577)

Cash flows from investing activities:
Purchase of intellectual property	–	(166,680)
Purchase of property and equipment	(6,203)	–
Net cash used in investing activities	(6,203)	(166,680)

Cash flows from financing activities:
Proceeds from private placement of common stock	–	3,681,500
Repayment of note payable – bank	(3,188)	–
Net cash provided by financing activities	(3,188)	3,681,500

Effect of exchange rate on cash	4,917	(11,916)

Cash:
Net increase / (decrease)	(398,285)	2,596,327
Balance at beginning of year	406,526	1,946,232
Balance at end of year	$8,241	$4,542,559

(Continued)

5

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)

	Three Months Ended March 31,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$214	$–
Income taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2022

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

On March 18, 2021, the Company incorporated Vale Gaming, Inc. in the State of Delaware, a wholly owned subsidiary, that has had no operations.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the three months ended March 31, 2022, the Company incurred a net loss of $1,439,133, utilized cash in operating activities of $393,811, and had an accumulated deficit of $22,301,431 as of March 31, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At March 31, 2022, the Company had cash of $8,241. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 10, Subsequent Events, the Company obtained two loans, for net proceeds of $65,000 and $250,000, in April 2022. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's consolidated financial statements for the year ended December 31, 2021, expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Principles of Combination

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles ("GAAP") and include the financial statements of Gaming US, its wholly-owned subsidiary, Vale Gaming, Inc., and its wholly-owned foreign subsidiary, Gaming UK. Intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 2022 and December 31, 2021, the Company's cash balances by currency consisted of the following:

	March 31, 2022	December 31, 2021

GBP	£746	£90,467
USD	$7,259	$284,410

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at March 31, 2022 or December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding stock options.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At March 31, 2022 and December 31, 2021, the Company excluded warrants to acquire 1,540,141 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the three months ended March 31, 2022 and the year ended December 31, 2021. The resulting translation adjustments of the balance sheet amounts are recorded as a component of shareholders' equity (deficiency). Gains and losses from translation of revenues and expenses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Three months ended March 31, 2022	Three months ended March 31, 2021

Period-end GBP to USD1.00 exchange rate	1.3139	1.3802
Period-average GBP to USD1.00 exchange rate	1.3420	1.859

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

3. Property and Equipment

Property and equipment as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021

Computer and office equipment	$42,397	$36,194
Less accumulated depreciation	(29,857)	(28,801)
Computer and office equipment, net	$12,540	$7,393

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,056 and $2,663, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021

Finite lived assets - software	$213,181	$213,181
Less accumulated amortization	(199,575)	(197,887)
	13,606	15,294
Indefinite lived assets - internet domain names	164,415	164,415
Intellectual property, net	$178,021	$179,709

Amortization expense for the three months ended March 31, 2022 and 2021 was $1,688 and $18,403, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $214 and $212, respectively. with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of March 31, 2022, $54,220 was due under this note, of which, $12,850 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2022	$12,850
2023	12,850
2024	12,850
2025	12,850
2026	2,820
Total payments	54,220
Less current portion	12,850
Debt maturity, noncurrent	$41,370

6. Secured Convertible Note Payable

	March 31,	December 31,
	2022	2021

Secured Convertible Note payable, including accreted amount	$2,000,001	$1,824,176
Valuation discount	(570,702)	(795,590)

Secured convertible Note, net	$1,429,299	$1,028,586

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

Upon issuance of the Secured Note, the Company recorded an aggregate discount of $901,834 from the original issue discount of $166,667, and a discount related to the relative fair value of the warrants issued in conjunction with the Secured Note of $735,167. During the three months ended March 31, 2022, the Company amortized $224,888 of the discount resulting in an unamortized discount of $570,702 as of March 31, 2022. In addition, as of the date of this filing, which is more than three months after the date of the Secured Note, the Secured Note has not been repaid, and accordingly, the Company accreted a premium of $157,509 as of December 31, 2021 and $175,825 as of March 31, 2022, which has been added to the principal amount of the note resulting in a balance due of $2,000,001 at March 31, 2022.

The Company failed to make interest payments on the Secured Note due in February and March 2022, in the amount of $13,889 each. The holder agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. The Company made the interest payments by April 18, 2022.

7. Related Party Transactions

During the three months ended March 31, 2022 and 2021, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $164,763 and $291,855, as follows:

	March 31,
	2022	2021

Jason Drummond	$84,388	$291,855
Julian Parge	12,525	–
Steven Plumb	67,850	–
Total	$164,763	$291,855

As of December 31, 2021, $13,918 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment. The amounts were paid off as of March 31, 2022.

8. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of March 31, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of March 31, 2022 and December 31, 2021, the Company had 31,351,953 shares of common stock issued and outstanding.

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

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock six months after the date of the agreement; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of these shares will be recorded during the service period. During the period ended March 31, 2022, the Company amortized $62,500 representing the pro rata portion of the grant date fair value of the next 50,000 shares to be issued.

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

Warrants

A summary of warrant activity for the three months ended March 31, 2022 and the year ended December 31, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2021	1,540,141	$2.63	4.51	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Outstanding on March 31, 2022	1,540,141	$2.50	4.27	$–

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

As of March 31, 2022 and 2021, the Company did not have any outstanding stock options.

9. Commitments and Contingencies

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

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “GMGT”. There can be no assurance that the Nasdaq Capital Market will approve our application for the listing of our common stock. The approval process for the listing of our shares on the Nasdaq Capital Market, or any other exchange, involves factors beyond our control. Among other things, we will be required to meet the Nasdaq Capital Market’s threshold for stockholders’ equity, which will require us to raise additional capital, of which there can be no assurance. We will also be required to meet minimum market value of unrestricted publicly held shares, minimum share price (which will require us to effect a reverse stock split and other listing criteria, of which there can be no assurance. If our common stock is approved for listing on the Nasdaq Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from the Nasdaq Capital Market. If our common stock is approved for listing on the Nasdaq Capital Market, we anticipate filing a certificate of amendment to affect a reverse stock split and the authorized share increase with the Secretary of State of Delaware , with such actions being effective on, or just before, the date the common stock is listed on the Nasdaq Capital Market.

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of March 31, 2022 and December 31, 2021, the Company was not subject to any threatened or pending legal actions or claims.

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

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming UK, at the request and under the sole discretion of Gaming UK, at the rate of $11,463 (equivalent to £8,333) per week up to a maximum of $137,560 (equivalent to £100,000) per annum.

In August 2021, the Company entered into an agreement with a production company to produce digital videos and promotional spots for its vale.mx brand. The Company is obligated to pay $600,000 upon the initiation of the pre-production phase of the work. The pre-production phase was completed in December 2021 and included in accounts payable as of that date, and the production company has agreed to defer payment until the Company has raised a minimum of $6,000,000 in capital through either a public offering or a private placement.

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

10. Subsequent Events

April 7, 2022, Loan

On April 7, 2022, the Company entered into an amendment to securities purchase agreements dated December 1, 2020, and February 3, 2021 (the “Purchase Agreements”) with an investor (the “Amendment”), and the Company issued to the investor a subordinated 10% Original Issue Discount Promissory Note in the principal amount of $277,777.78 (the “Subordinated Note”) and received gross proceeds of $250,000. Pursuant to the Amendment, the provisions in the Purchase Agreements for an adjustment due to price based dilution, which had expired by their terms, were extended, such that if, at any time until the earlier of (a) October 6, 2022, or (b) the day after the date on which the Company issues or sells shares of common stock or common stock equivalents, except for certain exempt issuances as described in the Purchase Agreements, at a price below $2.50 per share (as adjusted for stock splits), then the Company will deliver to the investor that number of restricted shares of common stock equal to the difference between the number of shares purchased by the investor pursuant to such Purchase Agreement and the number of shares of common stock the investor would have received for the investor’s original subscription amount (an aggregate of $2,000,000) at the dilutive issuance price.

The principal amount of the Subordinated Note is $277,777.78, and the Company received gross proceeds of $250,000 after giving effect to the original issue discount of 10%. The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”),and matures on the earlier of (i) 12 months from issuance or (ii) the closing of a Qualified Offering, subject to earlier pre-payment as provided in the Subordinated Note. “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000.

Subject to the Intercreditor Agreement described below, the Company will have the right at any time to prepay in cash all or a portion of the Subordinated Note of the principal amount thereof plus any unpaid accrued interest to the date of repayment. Upon an Event of Default (as defined therein) interest shall accrue at the Interest Rate plus 2% and the principal and interest through maturity shall be due and payable.

In connection with issuing the Subordinated Note, the Company, the Subordinated Note holder and the holder of the Company’s $1,666,666.67 10% Original Discount Senior Secured Convertible Note issued in November 2021 (the “Senior Note”) entered into a Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which the Subordinated Note holder agreed to fully subordinate its rights under the Subordinated Note to the Senior Note and related agreements, as described more fully in the Intercreditor Agreement.

April 26, 2022 Loan

On April 26, 2022, the Company entered into an amendment to securities purchase agreements dated November 20, 2020 and February 3, 2021 (the “Purchase Agreements”) with an investor (the “Amendment”), the Company and the investor entered into a loan agreement (the “Loan Agreement”) and the Company issued to the Investor a subordinated promissory note in the principal amount of $66,667 (the “Subordinated Note”) and received gross proceeds of $65,000 after deduction of a 10% origination fee to the investor.

Pursuant to the Amendment, the provisions in the Purchase Agreements for an adjustment due to price based dilution, which had expired by their terms, were extended, such that if, at any time until the earlier of (a) May 15, 2022, or (b) the day after the date on which the Company completes an underwritten public offing of shares of its common stock, except for certain exempt issuances as described in the Purchase Agreements, at a price below $2.50 per share (as adjusted for stock splits), then the Company will deliver to the investor that number of restricted shares of common stock equal to the difference between the number of shares purchased by the investor pursuant to such Purchase Agreement and the number of shares of common stock the investor would have received for the investor’s original subscription amount (an aggregate of $4,500,000) at the dilutive issuance price.

The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”),and matures on the earlier of the earlier of (a) October 26, 2022 or (b) a Capital Event (the “Final Maturity Date”). “Capital Event” means (a) any transaction in which the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company: (i) refinances or incurs any indebtedness exceeding $100,000 in the aggregate of all such transactions, (ii) sells, transfers or otherwise disposes (including pursuant to a sale-leaseback transaction) of any property or asset (including securities) other than in the ordinary course of business, (iii) forms a joint venture, or (iv) issues private or public equity, stock or other financial instrument for cash consideration exceeding $100,000 in the aggregate of all such transactions; (b) any casualty or other insured damage exceeding $100,000 to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company; or (c) any other transaction entered into for the purposes of generating cash to recapitalize the Company’s balance sheet.

If a Change of Control (as defined in the Subordinated Note) of Company occurs, then on or prior to the fifth business day following the date of such Change of Control, the Company shall prepay the Subordinated Note and all other obligations (other than, indemnity obligations under the loan documents that are not then due and payable or for which any events or claims that would give rise thereto are not then pending) in full in cash together with (i) accrued interest thereon to the date of such prepayment, (ii) all other amounts owing to investor under the loan documents, (iii) an amount equal to the difference between (x) the aggregate amount of interest that would have been due to investor, for the period from and after the date of issuance of the Subordinated Note to and including the Final Maturity Date based upon the principal amount outstanding immediately prior to and the interest rate in effect as of the date of such prepayment, less (y) the amount of interest actually paid to investor prior to the date of such prepayment.

Upon an Event of Default (as defined therein) interest shall accrue at the rate of 18% per annum.

Under the Loan Agreement, the Company may borrow up to an additional $211,111 from the investor on the same terms as described above, subject to certain conditions.

In connection with issuing the Subordinated Note, the Company, the Subordinated Note holder and the holder of the Company’s $1,666,667 10% Original Discount Senior Secured Convertible Note issued in November 2021 (the “Senior Note”) entered into a Intercreditor Agreement (the “Intercreditor Agreement”), pursuant to which the Subordinated Note holder agreed to fully subordinate its rights under the Subordinated Note to the Senior Note and related agreements.

November 2021 Senior Secured Convertible Note

The Company failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 that were due in February and March 2022, in the amount of $13,889 each. The holder agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. On April 14, 2022, the Company paid the February and March 2022 interest payments, and on April 18, 2022, the Company made the April 2022 interest payment. However, there can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s condensed unaudited consolidated financial statements and related notes appearing elsewhere in this Form 10-Q. In addition to historical information, this discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under Item 1A (“Risk Factors”) in the Form 10-K and elsewhere in this Form 10-Q.

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

Our Board of Directors and our shareholders have approved a potential reverse split of our common stock in a range between 1-for-2 and 1-for-8. The Board of Directors will make the final determination whether to effect the reverse split, and if so determined, of the actual ratio within that range. There is no assurance that any reverse stock split will occur. The share and per share information in this Report does not reflect any reverse stock split.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the three months ended March 31, 2022, the Company incurred a net loss of $1,439,133, utilized cash in operating activities of $393,811 and had an accumulated deficit of $22,301,431 as of March 31, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At March 31, 2022, the Company had cash of $8,241. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 10 of the condensed consolidated financial statements the Company secured notes, with net proceeds of $65,000 and $250,000, in April 2022. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying condensed consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's condensed consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

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

As of March 31, 2022, the Company did not have any outstanding stock options.

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

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met our Know Your Customer identification requirements. During the three months ended March 31, 2022 we registered 7,373 players on vale.mx. On October 4, 2021, we announced we had reached 100,000 total registrations on vale.mx.

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

During the three months ended March 31, 2022, our MUPs were 340.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the three months ended March 31, 2022, our ARPMUP was $129.46.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the three months ended March 31, 2022, our handle was $1,238,594.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the three months ended March 31, 2022, our hold was $55,159.

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

During the three months ended March 31, 2022, our hold percentage was 4.45%.

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

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of March 31, 2022 and 2021, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $44,016 and $2,089 for the three months ended March 31, 2022 and 2021. The increase of $41,927 is due to fact that the initiation of revenue producing activities in February 2021 resulted in a few number of days in the quarter ended March 31, 2021 and the fact that we have been able to increase the number of players in our system over the ensuing twelve months, resulting in an increase in revenue from the prior period.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $49,990 and $182,263 for the three months ended March 31, 2022 and 2021. The decrease of $132,273 was higher costs of operations during the initial phase of operations during the three months ended March 31, 2021 that were not incurred during the three months ended March 31, 2022.

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

Three Months Ended March 31, 2022 and 2021

The Company’s condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended March 31,
	2022	2021

Revenue	$44,016	$2,089

Costs and expenses:
Cost of revenues	49,990	182,263
Software development	14,473	18,403
General and administrative
Officers, directors, affiliates and other related parties	164,763	291,855
Advertising and marketing	–	269,967
Other	810,684	1,620,424
Total costs and expenses	1,039,910	2,382,912
Loss from operations	(995,894)	(2,380,823)
Other income (expense)
Interest expense	(442,596)	–
Foreign currency loss	(643)	–
Total other expense, net	(443,239)	–
Net loss	(1,439,133)	(2,380,823)
Foreign currency translation adjustment	6,418	(13,173)
Comprehensive loss	$(1,432,715)	$(2,393,996)
Net loss per common share – basic and diluted	$(0.05)	$(0.08)
Weighted average common shares outstanding – basic and diluted	31,351,953	29,522,424

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $44,016 and $2,089 for the three months ended March 31, 2022 and 2021. The increase of $41,927 is due to fact that the initiation of revenue producing activities in February 2021 resulted in a few number of days in the quarter ended March 31, 2021 and the fact that we have been able to increase the number of players in our system over the ensuing twelve months, resulting in an increase in revenue from the prior period.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $49,990 and $182,263 for the three months ended March 31, 2022 and 2021. The decrease of $132,273 was higher costs of operations during the initial phase of operations during the three months ended March 31, 2021 that were not incurred during the three months ended March 31, 2022.

Software Development Costs and Expenses. For three months ended March 31, 2022, software development costs and expenses were $14,473, which consisted of amortization of intellectual property of $3,614 and development costs of $10,859.

For the three months ended March 31, 2021, software development costs and expenses were $18,403, which consisted amortization of intellectual property of $18,403.

Software development costs and expenses decreased by $3,930 or 21% in 2022 as compared to 2021, primarily as a result of reduced costs in 2022 as mobile app development was completed.

General and Administrative Costs and Expenses. For the three months ended March 31, 2022, general and administrative costs and expenses were $975,447, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $164,763, investor relations costs of $366,401, stock compensation expense of $62,500, legal and accounting fees to non-related parties of $81,265, consulting fees of $221,290, depreciation and amortization of property and equipment of $2,744, lease and rent expense of $44,687, and other operating costs of $31,797.

For the three months ended March 31, 2021, general and administrative costs and expenses were $2,182,246, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $291,855, stock compensation expense of $1,446,502, marketing and advertising of $269,967, legal and accounting fees to non-related parties of $82,580, consulting fees of $29,924, depreciation and amortization of property and equipment of $2,663, lease and rent expense of $13,804, transfer agent fees of $9,951, investor relations costs of $20,045, travel expenses of $13,964, and other operating costs of $991.

General and administrative costs decreased by $1,206,799 or 55% in 2022 as compared to 2021, primarily as a result of a decrease in stock compensation expense of $1,384,002, an increase in investor relations of $346,356, and a decrease in marketing and advertising of $269,967.

Interest Expense. For the three months ended March 31, 2022, the Company had interest expense of $442,596, as compared to interest expense of $0 for the three months ended March 31, 2021, primarily as a result of accretion of premium, discount amortization and interest on notes payable.

Foreign Currency Gain (Loss). For the three months ended March 31, 2022, the Company had a foreign currency loss of $643, as compared to a foreign currency loss of $0 for the three months ended March 31, 2021, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended March 31, 2022, the Company incurred a net loss of $1,439,133, as compared to a net loss of $2,380,823 for the three months ended March 31, 2021.

Foreign Currency Translation Adjustment. For the three months ended March 31, 2022, the Company had a foreign currency translation adjustment of $6,418, as compared to a foreign currency translation adjustment of $(13,173) for the three months ended March 31, 2021. The foreign currency translation adjustment is a result of fluctuations between the GBP, the functional currency of the Company’s UK subsidiary, and the USD, the reporting currency of the Company.

Comprehensive Loss. For the three months ended March 31, 2022, the Company incurred a comprehensive loss of $1,432,715, as compared to a comprehensive loss of $2,393,996 for the three months ended March 31, 2021.

Liquidity and Capital Resources – March 31, 2022 and December 31, 2021

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the condensed consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s condensed consolidated financial statements for the year ended December 31, 2021, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “—Going Concern”).

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

As of March 31, 2022, the Company had a working capital of $(3,492,128), as compared to working capital of $(2,113,765) as of December 31, 2021, reflecting a decrease in working capital of $1,378,363 for the three months ended March 31, 2022. The decrease in working capital during the three months ended March 31, 2022, was primarily due to the operating costs incurred during the period.

As of March 31, 2022, the Company had cash of $8,241. As discussed in Note 10 of the condensed consolidated financial statements, in April 2022, Company obtained two loans with net proceeds of $60,000 and $250,000. As of December 31, 2021, the Company had cash of $406,526, reflecting the remaining cash on hand from the proceeds of $1,500,000 from the private placement of a secured convertible note payable in November 2021.

In February 2021, the Company began earning revenues, however they are not a level sufficient to support the Company’s operations.

The Company estimates that its working capital requirements for the next twelve months to be approximately $200,000 per month for a total of $2,400,000.

The working capital budget will enable the Company to support the existing monthly operating costs of the Company of approximately $200,000 per month, consisting of monthly (and quarterly) accounting and US securities filing costs estimated at $20,000 per month and a sales and marketing budget of $180,000 per month to engage in a sales and marketing campaign to sell licenses of the Company’s software platform to third parties and attach customers to its online casino based in Mexico.

During the year ended December 31, 2021, the Company completed a series of private placements of its Common Stock, with proceeds totaling $5,300,648 and the placement of a secured convertible note payable with net proceeds of $1,500,000. See Item 1 (“Business—The Private Placements and Share Exchange”) in the Form 10-K. In April the Company entered into two note agreements with existing investors, the first of which resulted in a note with net proceeds of $250,000 and the second of which resulted in net proceeds of $60,000. The second investor agreed to lend up to $250,000. The Company believes that resulting working capital will be sufficient to fund the Company’s operations for the next twenty-four months.

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

Operating Activities

For the three months ended March 31, 2022, operating activities utilized cash of $393,811, as compared to utilized cash of $906,577 for the three months ended March 31, 2021, to fund the Company’s ongoing operating expenses.

Investing Activities

For the three months ended March 31, 2022, the Company’s investing activities consisted of the acquisition of property and equipment for $6,203.

For the three months ended March 31, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $166,680.

Financing Activities

For the three months ended March 31, 2022, the Company’s financing activities consisted of repayment of note payable – bank in the amount of $3,188. We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 that were due in February and March 2022, in the amount of $13,889 each. The holder agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. On April 14, 2022, we paid the February and March 2022 interest payments, and on April 18, 2022 we made the April 2022 interest payment. However, there can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

For the three months ended March 31, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 1,616,600 shares of Common Stock of $3,681,500. We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 that were due in February and March 2022, in the amount of $13,889 each. The holder agreed to extend the due dates of the payments that were due in February and March 2022 to April 18, 2022, and to waive any resulting default until such date. On April 14, 2022, we paid the February and March 2022 interest payments, and on April 18, 2022 we made the April 2022 interest payment. However, there can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of March 31, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our Chief Executive Officer and our Chief Financial Officer, do not expect that our disclosure controls or internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

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

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation (filed as Exhibit 3.1 to Form S-1 filed with the SEC on November 10, 2020)
3.1	Certificate of Amendment to Certificate of Incorporation (filed as Exhibit 3.1 to Form 8-K filed with the SEC on January 7, 2021
3.3	Bylaws (filed as Exhibit 3.2 to Form S-1 filed with the SEC on November 10, 2020)
31.1*	Certification of Principal Executive, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS *	XBRL Instance Document
101.SCH *	XBRL Taxonomy Schema
101.CAL *	XBRL Taxonomy Calculation Linkbase
101.DEF *	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE *	XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: May 12, 2022

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

 By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

