Form 10-Q
period 2022-06-30
Gaming Technologies, Inc.
filed 2022-08-22
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022, 31,351,953 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARIES

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash	$–	$406,526
Tax refund	281,600	–
Deposits and other current assets	37,299	109,791
Total current assets	318,899	516,317
Property and equipment, net	15,128	7,393
Intellectual property, net	175,133	179,709
Total assets	$509,160	$703,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,484,066	$1,575,394
Due to related parties	17,495	13,252
Notes payable, net	359,800	–
Secured convertible note payable, net	1,737,976	1,028,586
Current portion of note payable, bank	12,850	12,850
Total current liabilities	4,612,187	2,630,082
Note payable, bank	34,569	46,059

Total liabilities	4,646,756	2,676,141

Commitments and contingencies	–	–

Stockholders' deficit:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 31,351,953 shares at June 30, 2022 and December 31, 2021, respectively	31,353	31,353
Additional paid-in capital	19,039,227	18,914,227
Accumulated other comprehensive income	(50,762)	(56,004)
Accumulated deficit	(23,157,414)	(20,862,298)
Total stockholders' deficit	(4,137,596)	(1,972,722)
Total liabilities and stockholders' deficit	$509,160	$703,419

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$23,411	$23,321	$67,427	$25,410

Costs and Expenses:
Cost of revenues	92,447	91,318	142,437	273,581
Software development, including amortization of intellectual property of $0 and $15,150 in the three months ended June 30, 2022 and 2021, respectively and $3,614 and $35,071 in the six months ended June 30, 2022 and 2021, respectively	(281,600)	114,460	(267,127)	132,863
General and administrative:
Officers, directors, affiliates, and other related parties	141,007	155,727	305,770	447,582
Advertising and marketing	–	3,317,162	–	3,524,643
Other (including stock compensation costs of $125,000 and $1,467,335 in 2022 and 2021, respectively)	480,383	571,443	1,291,067	2,254,353

Total Costs and expenses	432,237	4,250,110	1,472,147	6,633,022

Loss from operations	(408,826)	(4,226,789)	(1,404,720)	(6,607,612)
Other income (expense):
Interest expense	(446,910)	–	(889,506)	–
Foreign currency loss	(247)	–	(890)	–
Total other expense, net	(447,157)	–	(890,396)	–
Net loss	(855,983)	(4,226,789)	(2,295,116)	(6,607,612)
Foreign currency translation adjustment	(6,418)	(8,491)	–	(21,664)

Comprehensive loss	$(862,401)	$(4,235,280)	$(2,295,116)	$(6,629,276)

Net loss per common share - basic and diluted	$(0.03)	$(0.14)	$(0.07)	$(0.22)

Weighted average common shares outstanding - basic and diluted	31,351,953	30,521,059	31,351,953	30,033,705

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three and Six Months Ended June 30, 2022 and 2021

For the three and six months ended June 30, 2022:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income	Deficit	Deficiency
Balance, March 31, 2022	31,351,953	$31,353	$18,976,727	$(49,586)	$(22,301,431)	$(3,342,937)
Common stock issued as compensation	–	–	62,500	–	–	62,500
Foreign currency translation adjustment	–	–	–	(1,176)	–	(1,176)
Net loss	–	–	–	–	(855,983)	(855,983)
Balance, June 30, 2022	31,351,953	$31,353	$19,039,227	$(50,762)	$(23,157,414)	$(4,137,596)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income	Deficit	Deficiency
Balance, December 31, 2021	31,351,953	$31,353	$18,914,227	$(56,004)	$(20,862,298)	$(1,972,722)
Common stock issued as compensation	–	–	125,000	–	–	125,000
Foreign currency translation adjustment	–	–	–	5,242	–	5,242
Net loss	–	–	–	–	(2,295,116)	(2,295,116)
Balance, June 30, 2022	31,351,953	$31,353	$19,039,227	$(50,762)	$(23,157,414)	$(4,137,596)

Three and six months ended June 30, 2021:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, March 31, 2021	30,521,059	$30,521	$14,677,355	$(31,919)	$(10,347,016)	$4,328,941
Common stock issued in connection with private placement, net	–	–	–	–	–	–
Common stock issued as compensation	–	–	20,833	–	–	20,833
Foreign currency translation adjustment	–	–	–	(8,491)	–	(8,491)
Net loss for the three months ended June 30, 2021	–	–	–	–	(4,226,789)	(4,226,789)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	1,616,600	1,617	3,679,883	–	–	3,681,500
Common stock issued as compensation	536,934	537	1,466,798	–	–	1,467,335
Foreign currency translation adjustment	–	–	–	(21,664)	–	(21,664)
Net loss for the six months ended June 30, 2021	–	–	–	–	(6,607,612)	(6,607,612)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,295,116)	$(6,607,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,056	5,146
Amortization of intellectual property	4,576	35,342
Amortization of discount and accrued interest	460,032	–
Amortization of operating lease right of use asset	–	11,968
Accretion of premium on convertible note payable	259,158	–
Stock compensation	125,000	1,467,335
Changes in operating assets and liabilities:
(Increase) decrease in -
Deposits and other current assets	(209,108)	(124,922)
Increase (decrease) in -
Accounts payable and accrued expenses	908,672	107,272
Due to related parties	4,243	(2,330)
Operating lease liability	–	(11,968)
Net cash used in operating activities	(741,487)	(5,119,769)

Cash flows from investing activities:
Purchase of intellectual property	–	(174,616)
Purchase of property and equipment	(10,657)	(4,964)
Net cash used in investing activities	(10,657)	(179,580)

Cash flows from financing activities:
Proceeds from notes payable, net	350,000	–
Proceeds from private placement of common stock	–	3,681,500
Repayment of note payable – bank	(6,148)	–
Net cash provided by financing activities	343,852	3,681,500

Effect of exchange rate on cash	1,766	(21,664)

Cash:
Net decrease	(406,526)	(1,639,513)
Balance at beginning of year	406,526	1,946,232
Balance at end of year	$–	$306,719

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$522	$–
Income taxes	$–	$–

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2022 and 2021

1. Organization and Basis of Presentation

Organization and Combination

Gaming Technologies, Inc. (formerly Dito, Inc.,) (“Gaming US”) was incorporated in the State of Delaware on July 23, 2019. Effective as of March 18, 2020, Gaming US completed a Share Exchange Agreement (the “Exchange Agreement”) to acquire all of the outstanding ordinary shares of Gaming Technologies Limited, formerly Gaming UK Limited, (“Gaming UK”) that provided for each outstanding ordinary share of Gaming UK to be effectively converted into 25 shares of common stock of Gaming US. As a result, Gaming UK became a wholly-owned subsidiary of Gaming US in a recapitalization transaction (collectively, the “Company”). On December 21, 2020, the Company changed its name from Dito, Inc. to Gaming Technologies Inc.

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at June 30, 2022. The Company was required to issue the shares by July 10, 2022. As of the date of this filing the shares have not been issued. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at June 30, 2022. The July and August payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 will be reduced to $20,000 per month. Effective December 1, 2022, the parties will revert to the terms of the original agreement, as amended.

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. On August 1, 2022, the non-exclusive license was terminated. The Company does not owe any royalties to Playboy as of June 30, 2022 or on the date of termination.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2022, the Company incurred a net loss of $2,295,116, utilized cash in operating activities of $741,487, and had a stockholders’ deficit of $4,137,596 as of June 30, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. In addition, the Company is delinquent in certain interest payments to its note holders and in payments to Big Bola.

At June 30, 2022, the Company had cash of $0. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 7, Loan Agreements, the Company obtained loans for net proceeds of $350,000 during the six months ended June 30, 2022. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

As of June 30, 2022 and December 31, 2021, the Company's cash balances by currency consisted of the following:

	June 30, 2022	December 31, 2021

GBP	£–	£90,467
USD	$–	$284,410

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at June 30, 2022 or December 31, 2021.

Tax Credits and Receivables

The Company is registered for provincial goods and services taxes in the United Kingdom. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in the United Kingdom. In addition, the Company may be entitled to a receivable in the form of tax credit or incentive on certain research and development activities. The Company records tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the period ended June 30, 2022, the Company recorded a receivable of $281,600 as a credit for research and development activities incurred in the United Kingdom, which has been offset against research and development costs during the period. The tax credit was received by the Company in July 2022.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding stock options.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At June 30, 2022 and December 31, 2021, the Company excluded warrants to acquire 1,540,141 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the six months ended June 30, 2022 and the year ended December 31, 2021. The resulting translation adjustments of the balance sheet amounts are recorded as a component of shareholders' equity (deficiency). Gains and losses from translation of revenues and expenses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Period-end GBP to USD1.00 exchange rate	1.2162	1.3801
Period-average GBP to USD1.00 exchange rate	1.2556	1.3885

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

3. Property and Equipment

Property and equipment as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021

Computer and office equipment	$43,269	$36,194
Less accumulated depreciation	(28,141)	(28,801)
Computer and office equipment, net	$15,128	$7,393

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the six months ended June 30, 2022 and 2021 was $1,056 and $5,146, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of June 30, 2022 and December 31, 2021 is summarized as follows:

	June 30, 2022	December 31, 2021

Finite lived assets - software	$213,181	$213,181
Less accumulated amortization	(202,463)	(197,887)
	10,718	15,294
Indefinite lived assets - internet domain names	164,415	164,415
Intellectual property, net	$175,133	$179,709

Amortization expense for the six months ended June 30, 2022 and 2021 was $4,576 and $35,342, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the six months ended June 30, 2022 and 2021, the Company recorded interest expense of $522 and $731, respectively. During the six months ended June 30, 2021, the interest expense of $731 was paid by the Government of the United Kingdom under this program. As of June 30, 2022, $47,419 was due under this note, of which, $12,850 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Twelve month periods ending June 30,	Amount
2023	$12,850
2024	12,850
2025	12,850
2026	8,869
Total payments	47,419
Less current portion	12,850
Debt maturity, noncurrent	$34,569

6. Secured Convertible Note Payable

	June 30,	December 31,
	2022	2021

Secured Convertible Note payable, including accreted amount	$2,083,334	$1,824,176
Valuation discount	(345,358)	(795,590)

Secured convertible Note, net	$1,737,976	$1,028,586

On November 18, 2021, the Company entered into a securities purchase agreement with an accredited investor for the sale of the Company’s secured convertible note (the Secured Notes) and warrants. Pursuant to the terms of the purchase agreement, on November 18, 2021, the Company received aggregate gross proceeds of $1,500,000 and issued (i) a 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,667 and (ii) warrants to purchase an aggregate of 727,273 shares of the Company’s common stock. The Note bears interest at a rate of 10% per year, payable monthly commencing after the third month, and mature 12 months from issuance The principal and interest are convertible at any time at the option of the holder into shares of the Company’s common stock at a conversion price equal to the lower of (i) $2.75 per share, and (ii) the price of the common stock of the Company in a Qualified Offering (subject to adjustment as provided in the Note). A “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000. The principal and interest on the Note will be amortized on the effective interest method commencing sixth months after the closing. In the event that the Secured Notes are repaid within three months of the date of the Secured Notes, the Company will repay 115% of the face value of the Secured Notes, plus accrued interest. In the event that the Secured Notes are repaid three months after the date of the Secured Notes, the Company will repay 120% of the face value of the Secured Notes, plus accrued interest. The exercise price of the warrants is the lesser of (i) $2.75 per share and (ii) the price of the common stock of the Company in a Qualified Offering and the term of the warrants is five years. Upon an Event of Default (as defined therein) interest shall accrue at 1 1/2% per month and the 125% of principal and interest through maturity shall be due and payable. At the holder’s option the holder shall be entitled to be paid in cash or common stock with the conversion price of the common stock equal to a 30% discount to the average of the three lowest closing prices of the common stock for the 10 prior trading days.

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

Upon issuance of the Secured Note, the Company recorded an aggregate discount of $901,834 from the original issue discount of $166,667, and a discount related to the relative fair value of the warrants issued in conjunction with the Secured Note of $735,167. During the six months ended June 30, 2022, the Company amortized $450,232 of the discount resulting in an unamortized discount of $345,358 as of June 30, 2022. In addition, as June 30, 2022, which is more than three months after the date of the Secured Note, the Secured Note has not been repaid, and accordingly, the Company accreted a premium of $157,509 as of December 31, 2021 and $259,158 as of June 30, 2022, which has been added to the principal amount of the note resulting in a balance due of $2,083,334 at June 30, 2022.

The Company failed to make interest payments on the Secured Note due in May, June, and July 2022, in the amount of $13,889 each. In July 2022, the Company received a notice of default on the Secured Note. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased to 18% per annum on the date of default; (b) the Company incurred an 18% late fee of $55,208; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan. The Company recorded the late fee as interest expense and the increase in principal as an accretion premium on the Secured Note. There can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

7. Loan Agreements

April 7, 2022, Loan

On April 7, 2022, the Company entered into an amendment to securities purchase agreements dated December 1, 2020, and February 3, 2021 (the “Purchase Agreements”) with an investor (the “Amendment”), and the Company issued to the investor a subordinated 10% Original Issue Discount Promissory Note in the principal amount of $277,778 (the “Subordinated Note”) and received gross proceeds of $250,000. Pursuant to the Amendment, the provisions in the Purchase Agreements for an adjustment due to price based dilution, which had expired by their terms, were extended, such that if, at any time until the earlier of (a) October 6, 2022, or (b) the day after the date on which the Company issues or sells shares of common stock or common stock equivalents, except for certain exempt issuances as described in the Purchase Agreements, at a price below $2.50 per share (as adjusted for stock splits), then the Company will deliver to the investor that number of restricted shares of common stock equal to the difference between the number of shares purchased by the investor pursuant to such Purchase Agreement and the number of shares of common stock the investor would have received for the investor’s original subscription amount (an aggregate of $2,000,000) at the dilutive issuance price.

The principal amount of the Subordinated Note is $277,778, and the Company received gross proceeds of $250,000 after giving effect to the original issue discount of 10%. The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”), and matures on the earlier of (i) 12 months from issuance or (ii) the closing of a Qualified Offering, subject to earlier pre-payment as provided in the Subordinated Note. “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000.

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

April 26, 2022 and May 25, 2022 Loans

On April 26, 2022 and May 25, 2022, the Company entered into an amendment to securities purchase agreements dated November 20, 2020 and February 3, 2021 (the “Purchase Agreements”) with an investor (the “First Amendment”), the Company and the investor entered into a loan agreement (the “Loan Agreement”) and the Company issued to the Investor subordinated promissory notes totaling principal amount of $111,111 (the “Subordinated Note”) and received gross proceeds of $100,000 after deduction of an origination fee to the investor.

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

The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”), and matures on the earlier of the earlier of (a) October 26, 2022 or (b) a Capital Event (the “Final Maturity Date”). “Capital Event” means (a) any transaction in which the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company: (i) refinances or incurs any indebtedness exceeding $100,000 in the aggregate of all such transactions, (ii) sells, transfers or otherwise disposes (including pursuant to a sale-leaseback transaction) of any property or asset (including securities) other than in the ordinary course of business, (iii) forms a joint venture, or (iv) issues private or public equity, stock or other financial instrument for cash consideration exceeding $100,000 in the aggregate of all such transactions; (b) any casualty or other insured damage exceeding $100,000 to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company; or (c) any other transaction entered into for the purposes of generating cash to recapitalize the Company’s balance sheet.

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

During the six months ended June 30, 2022, the Company recorded a discount on the three loans of $38,889 and recognized discount amortization expense of $9,800, resulting in an unamortized balance of $29,089 at June 30, 2022.

8. Related Party Transactions

During the six months ended June 30, 2022 and 2021, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $305,770 and $390,307, as follows:

	June 30,
	2022	2021

Jason Drummond	$154,292	$447,582
Steven Plumb	112,136	–
Julian Parge	39,342	–
Total	$305,770	$447,582

As of June 30, 2022 and December 31, 2021, $17,495 and $13,252 was due to officers, respectively. The advances were unsecured, non-interest bearing with no formal terms of repayment.

9. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of June 30, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of June 30, 2022 and December 31, 2021, the Company had 31,351,953 shares of common stock issued and outstanding.

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

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock six months after the date of the agreement; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of these shares will be recorded during the service period. During the period ended June 30, 2022 and 2021, the Company amortized $125,000 and $125,000, respectively, representing the pro rata portion of the grant date fair value of the next 50,000 shares to be issued. The Company is obligated to issued 100,000 shares to the consultant. These shares have not been issued as of the date of this filing.

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

Warrants

A summary of warrant activity for the six months ended June 30, 2022 and the year ended December 31, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding on December 31, 2021	1,540,141	$2.63	4.51	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Outstanding on June 30, 2022	1,540,141	$2.63	4.02	$–

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

As of June 30, 2022 and 2021, the Company did not have any outstanding stock options.

10. Commitments and Contingencies

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.  The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. On August 1, 2022, the Playboy license agreement was terminated. The Company does not owe any royalty payments to Playboy as of the date of termination or June 30, 2022.

Pending Stock Split

On October 20, 2021, our Board approved resolutions (i) authorizing a reverse stock split of the outstanding shares of our common stock in the range from 1-for-2 to 1-for-8, and providing authority to our Board to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase the number of our authorized shares of common stock from 45,000,000 to 400,000,000. The Company submitted these resolutions to its stockholders for approval by written consent, and they were approved by stockholders holding a majority of the Company’s outstanding voting shares.

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “GMGT”. There can be no assurance that the Nasdaq Capital Market will approve our application for the listing of our common stock. The approval process for the listing of our shares on the Nasdaq Capital Market, or any other exchange, involves factors beyond our control. Among other things, we will be required to meet the Nasdaq Capital Market’s threshold for stockholders’ equity, which will require us to raise additional capital, of which there can be no assurance. We will also be required to meet minimum market value of unrestricted publicly held shares, minimum share price (which will require us to effect a reverse stock split and other listing criteria, of which there can be no assurance. If our common stock is approved for listing on the Nasdaq Capital Market, there is no guarantee that we will be able to maintain such listing for any period of time by perpetually satisfying the Nasdaq Capital Market’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from the Nasdaq Capital Market. If our common stock is approved for listing on the Nasdaq Capital Market, we anticipate filing a certificate of amendment to affect a reverse stock split and the authorized share increase with the Secretary of State of Delaware, with such actions being effective on, or just before, the date the common stock is listed on the Nasdaq Capital Market.

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of June 30, 2022 and December 31, 2021, the Company was not subject to any threatened or pending legal actions or claims.

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

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming UK, at the request and under the sole discretion of Gaming UK, at the rate of $10,135 (equivalent to £8,333) per week up to a maximum of $121,620 (equivalent to £100,000) per annum.

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

11. Subsequent Events

July 8, 2022, Loan

On July 8, 2022, the Company entered into an amendment to securities purchase agreements dated December 1, 2020, and February 3, 2021 (the “Purchase Agreements”) with an investor (the “Second Amendment”), and the Company issued to the investor a subordinated 10% Original Issue Discount Promissory Note in the principal amount of $23,100 (the “Subordinated Note”) and received gross proceeds of $20,000. Pursuant to the Amendment, the provisions in the Purchase Agreements for an adjustment due to price based dilution, which had expired by their terms, were extended, such that if, at any time until the earlier of (a) October 6, 2022, or (b) the day after the date on which the Company issues or sells shares of common stock or common stock equivalents, except for certain exempt issuances as described in the Purchase Agreements, at a price below $2.50 per share (as adjusted for stock splits), then the Company will deliver to the investor that number of restricted shares of common stock equal to the difference between the number of shares purchased by the investor pursuant to such Purchase Agreement and the number of shares of common stock the investor would have received for the investor’s original subscription amount (an aggregate of $2,000,000) at the dilutive issuance price

The principal amount of the Subordinated Note is $23,100, and the Company received gross proceeds of $20,000 after giving effect to the original issue discount of 15%. The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”), and matures on the earlier of (i) 12 months from issuance or (ii) the closing of a Qualified Offering, subject to earlier pre-payment as provided in the Subordinated Note. “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000.

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

November 2021 Senior Secured Convertible Note

The Company failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,667 that were due in May, June, and July 2022, in the amount of $13,889 each. There can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the six months ended June 30, 2022, the Company incurred a net loss of $2,295,116, utilized cash in operating activities of $741,487, and had a stockholders’ deficit of $4,137,596 as of June 30, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. In addition, the Company is delinquent in certain interest payments to its note holders and in its payments to Big Bola.

At June 30, 2022, the Company had cash of $0. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 7, Loan Agreements, the Company obtained loans for net proceeds of $350,000 during the six months ended June 30, 2022. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the six months ended June 30, 2022 and 2021 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

Tax Credits and Receivables

The Company is registered for provincial goods and services taxes in the United Kingdom. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in the United Kingdom. In addition, the Company may be entitled to a receivable in the form of tax credit or incentive on certain research and development activities. The Company records tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the period ended June 30, 2022, the Company recorded a receivable of $281,600 as a credit for research and development activities incurred in the United Kingdom, which has been offset against research and development costs during the period. The tax credit was received by the Company in July 2022.

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

As of June 30, 2022, the Company did not have any outstanding stock options.

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at June 30, 2022. The Company was required to issue the shares by July 10, 2022. As of the date of this filing the shares have not been issued. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at June 30, 2022. The July and August payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 will be reduced to $20,000 per month. Effective December 1, 2022, the parties will revert to the terms of the original agreement, as amended.

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy.  We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. On August 1, 2022 the license agreement with Playboy was terminated.

Ortiz Gaming Partnership

On August 18, 2021, we entered into a software partnership with Ortiz Gaming to supply us with online Bingo gaming content. The deal initially cover Mexico and we plan to expand to other parts of Latin and South America.

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met our Know Your Customer identification requirements. During the six months ended June 30, 2022 we registered 12,194 players on vale.mx. On October 4, 2021, we announced we had reached 100,000 total registrations on vale.mx.

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

During the six months ended June 30, 2022, our MUPs were 485.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the six months ended June 30, 2022, our ARPMUP was $139.97.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the six months ended June 30, 2022, our handle was $2,167,367.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the six months ended June 30, 2022, our hold was $89,375.

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

During the six months ended June 30, 2022, our hold percentage was 4.12%.

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

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of June 30, 2022 and 2021, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $67,427 and $25,410 for the six months ended June 30, 2022 and 2021. The increase of $42,017 is due to fact that the initiation of revenue producing activities in February 2021 resulted in a few number of days in the six months ended June 30, 2021 and the fact that we have been able to increase the number of players in our system over the ensuing twelve months, resulting in an increase in revenue from the prior period.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $92,447 and $91,318 for the three months ended June 30, 2022 and 2021 and $142,437 and $273,581 for the six months ended June 30, 2022 and 2021, respectively. The decrease of $131,144 during the six months ended June 30, 2022 and the increase of $1,129 during the three months ended June 30, 2022 was due to a mutually agreed upon reduction in the fee paid to Big Bola.

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

Three Months Ended June 30, 2022 and 2021

The Company’s condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended June 30,
	2022	2021

Revenue	$23,411	$23,321

Costs and expenses:
Cost of revenues	92,447	91,318
Software development	(281,600)	114,460
General and administrative
Officers, directors, affiliates and other related parties	141,007	155,727
Advertising and marketing	–	3,317,162
Other	480,383	571,443
Total costs and expenses	432,237	4,250,110
Loss from operations	(408,826)	(4,226,789)
Other income (expense)
Interest expense	(446,910)	–
Foreign currency loss	(247)	–
Total other expense, net	(447,157)	–
Net loss	(855,983)	(4,226,789)
Foreign currency translation adjustment	(6,418)	(8,491)
Comprehensive loss	$(862,401)	$(4,235,280)
Net loss per common share – basic and diluted	$(0.03)	$(0.14)
Weighted average common shares outstanding – basic and diluted	31,351,953	30,521,059

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $23,411 and $23,321 for the three months ended June 30, 2022 and 2021. The change in revenue of $90 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was not significant.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $92,447 and $91,318 for the three months ended June 30, 2022 and 2021. The change in cost of revenues of $1,129 during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was not significant.

Software Development Costs and Expenses. For three months ended June 30, 2022, software development costs and expenses were $(281,600), which consisted of a research and development tax credit attributable to our UK subsidiary in the amount of $281,600.

For the three months ended June 30, 2021, software development costs and expenses were $114,460, which consisted of software development costs and expenses of $97,792 and amortization of intellectual property of $15,150.

Software development costs and expenses decreased by $396,060 or 346% in 2022 as compared to 2021, primarily as a result of a research and development tax credit attributable to our UK subsidiary in the amount of $281,600.

General and Administrative Costs and Expenses. For the three months ended June 30, 2022, general and administrative costs and expenses were $621,390, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $141,007, investor relations costs of $11,475, stock compensation expense of $62,500, legal and accounting fees to non-related parties of $195,728, consulting fees of $118,192, depreciation and amortization of property and equipment of $2,651, lease and rent expense of $9,714, and other operating costs of $80,123.

For the three months ended June 30, 2021, general and administrative costs and expenses were $4,044,332, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $155,727, marketing and advertising costs of $3,317,162, stock compensation expense of $20,833, legal and accounting fees to non-related parties of $114,090, consulting fees of $352,441, agent fees of $48,169 depreciation and amortization of property and equipment of $4,572, lease and rent expense of $13,804, transfer agent fees of $(6,891), investor relations costs of $9,158, travel expenses of $13,964, and other operating costs of $1,303.

General and administrative costs decreased by $3,422,942 or 85% in 2022 as compared to 2021, primarily as a result of decreases in advertising and marketing expenses of $3,317,162 and consulting fees of $234,249, and increases in stock compensation expense of $41,667 and other costs of $10,827.

Interest Expense. For the three months ended June 30, 2022, the Company had interest expense of $446,910, as compared to interest expense of $0 for the three months ended June 30, 2021, primarily as a result of accretion of premium, discount amortization, late fees, and interest on notes payable.

Foreign Currency Gain (Loss). For the three months ended June 30, 2022, the Company had a foreign currency loss of $247, as compared to a foreign currency loss of $0 for the three months ended June 30, 2021, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended June 30, 2022, the Company incurred a net loss of $855,983, as compared to a net loss of $4,226,789 for the three months ended June 30, 2021.

Foreign Currency Translation Adjustment. For the three months ended June 30, 2022, the Company had a foreign currency translation adjustment of $(6,418), as compared to a foreign currency translation adjustment of $(8,491) for the three months ended June 30, 2021. The foreign currency translation adjustment is a result of fluctuations between the GBP, the functional currency of the Company’s UK subsidiary, and the USD, the reporting currency of the Company.

Comprehensive Loss. For the three months ended June 30, 2022, the Company incurred a comprehensive loss of $862,401, as compared to a comprehensive loss of $4,235,280 for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

The Company’s condensed consolidated statements of operations for the six months ended June 30, 2022 and 2021, as discussed herein, are presented below.

	Six Months Ended June 30,
	2022	2021

Revenue	$67,427	$25,410

Costs and expenses:
Cost of revenues	142,437	273,581
Software development	(267,127)	132,863
General and administrative
Officers, directors, affiliates and other related parties	305,770	447,582
Advertising	–	3,524,643
Other	1,291,067	2,254,353
Total costs and expenses	1,472,147	6,633,022
Loss from operations	(1,404,720)	(6,607,612)
Other expense:
Interest expense	(889,506)	–
Foreign currency gain	(890)	–
Total other expense, net	(890,396)	–
Net loss	(2,295,116)	(6,607,612)
Foreign currency translation adjustment	–	(21,664)
Comprehensive loss	$(2,295,116)	$(6,629,276)
Net loss per common share – basic and diluted	$(0.08)	$(0.22)
Weighted average common shares outstanding – basic and diluted	31,351,953	30,033,705

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $67,427 and $25,410 for the six months ended June 30, 2022 and 2021. The increase of $42,017 is due to the initiation of revenue producing activities in February 2021, as a result of which the Company enjoyed a higher number of revenue producing days in the six months ended June 30, 2022 than during the six months ended June 30, 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $142,437 and $273,581 for the six months ended June 30, 2022 and 2021. The decrease of $131,144 was due to a mutually agreed upon reduction in the fees paid to Big Bola.

Software Development Costs and Expenses. For the six months ended June 30, 2022 and 2021, software development costs and expenses were $(267,127) and $132,863, respectively, which included amortization of intellectual property of $3,614 and $35,071 for the six months ended June 30, 2022 and 2021, respectively.

Software development costs and expenses decreased by $399,990 or 301% in 2022 as compared to 2021, as a result of a research and development tax credit of $281,600 recorded during the six months ended June 30, 2022.

General and Administrative Costs and Expenses. For the six months ended June 30, 2022, general and administrative costs and expenses were $1,596,837, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $305,770, legal and accounting fees to non-related parties of $276,993, consulting fees of $339,482, stock compensation expense of $125,000, depreciation and amortization of property and equipment of $5,397, lease and rent expense of $54,402, investor relations costs of $412,633, travel expenses of $34,715, and other operating costs of $42,445.

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

General and administrative costs decreased by $4,629,741 or 74% in 2022 as compared to 2021, primarily as a result of a decrease in stock compensation expense of $1,342,335 and a decrease in marketing and advertising of $3,524,643.

Interest Expense. For the six months ended June 30, 202, the Company had interest expense of $889,506, as compared to interest expense of $0 for the six months ended June 30, 2021, primarily as a result of accretion of premium, discount amortization, late fees, and interest on notes payable.

Foreign Currency Gain (Loss). For the six months ended June 30, 2022, the Company had a foreign currency loss of $890, as compared to a foreign currency loss of $0 for the six months ended June 30, 2021, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the six months ended June 30, 2022, the Company incurred a net loss of $2,295,116, as compared to a net loss of $6,607,612 for the six months ended June 30, 2021.

Liquidity and Capital Resources – June 30, 2022 and December 31, 2021

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

As of June 30, 2022, the Company had a working capital of $(4,293,288), as compared to working capital of $(2,113,765) as of December 31, 2021, reflecting a decrease in working capital of $2,179,523 for the six months ended June 30, 2022. The decrease in working capital during the six months ended June 30, 2022, was primarily due to the operating costs incurred during the period.

As of June 30, 2022, the Company had cash of $0. As discussed in Notes 7 and 11 of the condensed consolidated financial statements, in April 2022, the Company obtained two loans with net proceeds of $60,000 and $250,000, in May 2022, the Company obtained a loan with net proceeds of $40,000, and in July 2022, the Company obtained a loan with net proceeds of $40,000 and received a tax refund in the amount of $281,600 in July 2022. As of December 31, 2021, the Company had cash of $406,526, reflecting the remaining cash on hand from the proceeds of $1,500,000 from the private placement of a secured convertible note payable in November 2021.

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

During the year ended December 31, 2021, the Company completed a series of private placements of its Common Stock, with proceeds totaling $5,300,648 and the placement of a secured convertible note payable with net proceeds of $1,500,000. See Item 1 (“Business—The Private Placements and Share Exchange”) in the Form 10-K. In April 2022, the Company entered into two note agreements with existing investors, the first of which resulted in a note with net proceeds of $250,000 and the second of which resulted in net proceeds of $60,000. The second investor agreed to lend up to $250,000. In May 2022, the Company entered into a note agreement with an existing investor with net proceeds of $40,000. In July 2022, the Company entered into a note agreement with an existing investor with net proceeds of $40,000. The Company believes that additional working capital will be required to fund the Company’s operations for the next twenty-four months.

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

Operating Activities

For the six months ended June 30, 2022, operating activities utilized cash of $741,487, as compared to utilized cash of $5,119,769 for the six months ended June 30, 2021, to fund the Company’s ongoing operating expenses.

Investing Activities

For the six months ended June 30, 2022, the Company’s investing activities consisted of the acquisition of property and equipment for $10,657.

For the six months ended June 30, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $174,616 and property and equipment of $4,964.

Financing Activities

For the six months ended June 30, 2022, the Company’s financing activities consisted of repayment of note payable – bank in the amount of $6,148 and borrowing a net of $350,000 from existing investors. We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,667 that were due in May, June, and July, 2022, in the amount of $13,889 each. In July 2022, the Company received a notice of default on the Secured Note. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased to 18% per annum on the date of default; (b) the Company incurred an 18% late fee of $55,208; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan. The Company recorded the late fee as interest expense and the increase in principal as an accretion premium on the Secured Note. There can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

For the six months ended June 30, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 1,616,600 shares of Common Stock of $3,681,500.

Off-Balance Sheet Arrangements

As of June 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Inflation and Supply Chain Constraints

Recently, inflation has trended significantly higher than in prior periods, which may be negatively impacting some of our customers. This inflation has impacted the amount of disposable income that our customers have available to spend on our games. Ongoing labor shortages and global supply chain issues, driven in part by the COVID-19 pandemic, geopolitical issues and the war in Ukraine, also continue to adversely impact costs, which are resulting in higher software development costs and delays in completing software development projects.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of June 30, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

In July 2022, the Company received a notice of default on the November 18, 2021 Convertible Secured Note (the Secured Note). The original principal balance of the Secured Note was $1,666,667. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased from 10% per annum to 18% per annum on the date of default; (b) the Company incurred an 18% late fee of $55,208; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan.

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

___________

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMING TECHNOLOGIES, INC.

Date: August 22, 2022

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

