Form 10-Q
period 2022-09-30
Gaming Technologies, Inc.
filed 2022-11-22
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 21, 2022, 33,481,630 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

ii

PART I FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

GAMING TECHNOLOGIES, INC.
AND SUBSIDIARIES

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	Unaudited
ASSETS
Current assets:
Cash	$13	$406,526
Deposits and other current assets	24,915	109,791
Total current assets	24,928	516,317
Property and equipment, net	13,154	7,393
Intellectual property, net	172,825	179,709
Total assets	$210,907	$703,419

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,282,346	$1,575,394
Due to related parties	156,418	13,252
Notes payable, net of discount of $16,814	395,175	–
Secured convertible note payable, net	1,963,777	1,028,586
Current portion of note payable, bank	10,600	12,850
Total current liabilities	4,808,316	2,630,082
Note payable, bank	30,929	46,059

Total liabilities	4,839,245	2,676,141

Commitments and contingencies

Stockholders' deficit:
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 45,000,000 shares; issued and outstanding - 31,351,953 shares at September 30, 2022 and December 31, 2021, respectively	31,353	31,353
Additional paid-in capital	19,101,727	18,914,227
Accumulated other comprehensive income	(131,152)	(56,004)
Accumulated deficit	(23,630,266)	(20,862,298)
Total stockholders' deficit	(4,628,338)	(1,972,722)
Total liabilities and stockholders' deficit	$210,907	$703,419

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$25,655	$64,577	$93,082	$89,987

Costs and Expenses:
Cost of revenues	77,394	69,989	219,831	343,570
Software development, including amortization of intellectual property of $2,308 and $4,894 in the three months ended September 30, 2022 and 2021, respectively and $6,884 and $38,447 in the nine months ended September 30, 2022 and 2021, respectively	–	12,928	(267,127)	145,791
General and administrative:
Officers, directors, affiliates, and other related parties	155,176	92,392	460,946	539,974
Advertising and marketing	20,593	822,890	20,593	4,347,533
Cancellation of previously accrued contract costs	(420,000)	–	(420,000)	–
Other (including stock compensation costs of $187,500 and $1,634,835 in 2022 and 2021, respectively)	203,532	1,294,641	1,494,599	3,548,994

Total Costs and expenses	36,695	2,292,840	1,508,842	8,925,862

Loss from operations	(11,040)	(2,228,263)	(1,415,760)	(8,835,875)
Other income (expense):
Interest expense	(461,833)	(214)	(1,351,339)	(214)
Foreign currency loss	21	–	(869)	–
Total other expense, net	(461,812)	(214)	(1,352,208)	(214)
Net loss	(472,852)	(2,228,477)	(2,767,968)	(8,836,089)
Foreign currency translation adjustment	–	21,664	–	–

Comprehensive loss	$(472,852)	$(2,206,813)	$(2,767,968)	$(8,836,089)

Net loss per common share - basic and diluted	$(0.02)	$(0.07)	$(0.09)	$(0.29)

Weighted average common shares outstanding - basic and diluted	31,351,953	30,843,371	31,351,953	30,306,378

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY) (UNAUDITED)

Three and Nine Months Ended September 30, 2022 and 2021

For the three and nine months ended September 30, 2022:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income	Deficit	Deficiency
Balance, June 30, 2022	31,351,953	$31,353	$19,039,227	$(50,762)	$(23,157,414)	$(4,137,596)
Common stock issued as compensation	–	–	62,500	–	–	62,500
Foreign currency translation adjustment	–	–	–	(80,390)	–	(80,390)
Net loss	–	–	–	–	(472,852)	(472,852)
Balance, September 30, 2022	31,351,953	$31,353	$19,101,727	$(131,152)	$(23,630,266)	$(4,628,338)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders'
	Shares	Par Value	Capital	Income	Deficit	Deficiency
Balance, December 31, 2021	31,351,953	$31,353	$18,914,227	$(56,004)	$(20,862,298)	$(1,972,722)
Common stock issued as compensation	–	–	187,500	–	–	187,500
Foreign currency translation adjustment	–	–	–	(75,148)	–	(75,148)
Net loss	–	–	–	–	(2,767,968)	(2,767,968)
Balance, September 30, 2022	31,351,953	$31,353	$19,101,727	$(131,152)	$(23,630,266)	$(4,628,338)

Three and nine months ended September 30, 2021:

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, June 30, 2021	30,521,059	$30,521	$14,698,188	$(40,410)	$(14,573,805)	$114,494
Common stock issued in connection with private placement, net	538,694	539	1,618,645	–	–	1,619,184
Common stock issued as compensation	67,500	67	167,433	–	–	167,500
Foreign currency translation adjustment	–	–	–	44,500	–	44,500
Net loss for the three months ended September 30, 2021	–	–	–	–	(2,228,477)	(2,228,477)
Balance, September 30, 2021	31,127,253	$31,127	$16,484,266	$4,090	$(16,802,282)	$(282,799)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)
Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	2,155,294	2,156	5,298,528	–	–	5,300,684
Common stock issued as compensation	604,434	604	1,634,231	–	–	1,634,835
Foreign currency translation adjustment	–	–	–	22,836	–	22,836
Net loss for the nine months ended September 30, 2021	–	–	–	–	(8,836,089)	(8,836,089)
Balance, September 30, 2021	31,127,253	$31,127	$16,484,266	$4,090	$(16,802,282)	$(282,799)

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,767,968)	$(8,836,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,265	11,838
Amortization of intellectual property	6,884	38,447
Amortization of discount and accrued interest	701,208	–
Amortization of operating lease right of use asset	–	11,968
Accretion of premium on convertible note payable	259,158	–
Stock compensation	187,500	1,634,835
Changes in operating assets and liabilities:
(Increase) decrease in -
Deposits and other current assets	84,876	(83,717)
Increase (decrease) in -
Accounts payable and accrued expenses	706,952	269,163
Due to related parties	143,166	(1,699)
Operating lease liability	–	(11,968)
Net cash used in operating activities	(676,959)	(6,967,222)

Cash flows from investing activities:
Purchase of intellectual property	–	(169,319)
Purchase of property and equipment	(10,657)	(4,963)
Net cash used in investing activities	(10,657)	(174,282)

Cash flows from financing activities:
Proceeds from notes payable, net	370,000	–
Proceeds from private placement of common stock	–	5,300,684
Repayment of note payable – bank	(8,180)	(4,090)
Net cash provided by financing activities	361,820	5,296,594

Effect of exchange rate on cash	(80,717)	19,143

Cash:
Net decrease	(406,513)	(1,825,767)
Balance at beginning of year	406,526	1,946,232
Balance at end of year	$13	$120,465

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$69,940	$943
Income taxes	$–	$–

Noncash investing and financing activities:
Discount recorded on issuance of note payable	$41,989	$–

See accompanying notes to condensed consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2022 and 2021

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into 540,000 shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at September 30, 2022. The Company was required to issue the shares by July 10, 2022. The shares were issued in October 2022. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at September 30, 2022. The July, August, September, and October payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 will be reduced to $20,000 per month. Effective December 1, 2022, the parties will revert to the terms of the original agreement, as amended.

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets. The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. On August 1, 2022, the non-exclusive license was terminated. The Company does not owe any royalties to Playboy as of September 30, 2022 or on the date of termination.

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the nine months ended September 30, 2022, the Company incurred a net loss of $2,767,968, utilized cash in operating activities of $676,959, and had a stockholders’ deficit of $4,628,338 as of September 30, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. In addition, the Company is delinquent in certain interest payments to its note holders and in payments to Big Bola.

At September 30, 2022, the Company had cash of $13. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 7, Loan Agreements, the Company obtained loans for net proceeds of $370,000 during the nine months ended September 30, 2022 and in Note 11, Subsequent Events, the Company completed a private place of its common stock for gross proceeds to $120,150. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

As of September 30, 2022 and December 31, 2021, the Company's cash balances by currency consisted of the following:

	September 30, 2022	December 31, 2021

GBP	£–	£90,467
USD	$13	$284,410

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any such agreements at September 30, 2022 or December 31, 2021.

Tax Credits and Receivables

The Company is registered for provincial goods and services taxes in the United Kingdom. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in the United Kingdom. In addition, the Company may be entitled to a receivable in the form of tax credit or incentive on certain research and development activities. The Company records tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. In July 2022, the Company received $281,600 as a credit for research and development activities incurred in the United Kingdom, which has been offset against software development costs during the period.

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

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intellectual property, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2021 and 2020, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates. However, current macroeconomic conditions, which have been impacted by the COVID-19 pandemic and inflation, could negatively impact our business and stock price and trigger the Company to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding stock options.

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the three months ended September 30, 2022 and 2021 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At September 30, 2022 and December 31, 2021, the Company excluded warrants to acquire 1,540,141 shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the nine months ended September 30, 2022 and the year ended December 31, 2021. The resulting translation adjustments of the balance sheet amounts are recorded as a component of shareholders' equity (deficiency). Gains and losses from translation of revenues and expenses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Period-end GBP to USD1.00 exchange rate	1.1134	1.3466
Period-average GBP to USD1.00 exchange rate	1.2571	1.3844

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

3. Property and Equipment

Property and equipment as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021

Computer and office equipment	$43,269	$36,194
Less accumulated depreciation	(30,115)	(28,801)
Computer and office equipment, net	$13,154	$7,393

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the nine months ended September 30, 2022 and 2021 was $1,314 and $11,838, respectively. Depreciation expense is included in general and administrative costs in the Company's condensed consolidated statement of operations.

4. Intellectual Property

Intellectual property as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021

Finite lived assets - software	$213,181	$213,181
Less accumulated amortization	(204,771)	(197,887)
	8,410	15,294
Indefinite lived assets - internet domain names	164,415	164,415
Intellectual property, net	$172,825	$179,709

Amortization expense for the nine months ended September 30, 2022 and 2021 was $6,884 and $38,447, respectively. Amortization expense is included in software development costs in the Company's condensed consolidated statement of operations.

5. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $941 (equivalent to 845£) per month. During the nine months ended September 30, 2022 and 2021, the Company recorded interest expense of $496 and $936, respectively. During the nine months ended September 30, 2021, the interest expense of $936 was paid by the Government of the United Kingdom under this program. As of September 30, 2022, $41,529 was due under this note, of which, $10,600 was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Twelve month periods ending September 30,	Amount
2023	$10,600
2024	10,600
2025	10,600
2026	9,729
Total payments	41,529
Less current portion	10,600
Debt maturity, noncurrent	$30,929

6. Secured Convertible Note Payable

	September 30,	December 31,
	2022	2021

Secured Convertible Note payable, including accreted amount	$2,083,334	$1,824,176
Valuation discount	(119,557)	(795,590)

Secured convertible Note, net	$1,963,777	$1,028,586

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

Upon issuance of the Secured Note, the Company recorded an aggregate discount of $901,834 from the original issue discount of $166,667, and a discount related to the relative fair value of the warrants issued in conjunction with the Secured Note of $735,167. The unamortized discount at December 31, 2021 was $795,590. During the nine months ended September 30, 2022, the Company amortized $676,033 of the discount resulting in an unamortized discount of $119,557 as of September 30, 2022. In addition, as September 30, 2022, which is more than three months after the date of the Secured Note, the Secured Note has not been repaid, and accordingly, the Company accreted a premium of $157,509 as of December 31, 2021 and $259,158 as of September 30, 2022, which has been added to the principal amount of the note resulting in a balance due of $2,083,334 at September 30, 2022.

The Company failed to make interest payments on the Secured Note due in May, June, and July 2022, in the amount of $13,889 each. In July 2022, the Company received a notice of default on the Secured Note. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased to 18% per annum on the date of default; (b) the Company incurred 18% late fees of $183,519; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan. The Company recorded the late fee as interest expense and the increase in principal as an accretion premium on the Secured Note. There can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

On November 8, 2022, the Company and the holder of the Company’s Secured Notes amended the Secured Notes as follows: (a) the maturity date of the Secured Notes is changed to February 15, 2023; (b) the Company shall provide the holder of the Secured Notes with additional Warrants with the same terms as the Warrants issued in the Securities Purchase Agreement and the Transaction Documents (with the term running from the date of amendment) in an amount such that the holder of the Secured Notes obtains an additional 10% warrant coverage per month based on the initial investment amount from November 1, 2022 to February 15, 2023. Thus, holder of the Secured Notes shall receive a total number of warrants equal to 210% of the original face amount of the Note, i.e., $1,666,666.67 converted at the lower of (i) $2.75 or (ii) the price of the common stock in a Qualified Offering to purchase shares of common stock of the Company, exercisable at the exercise price set forth in the Warrants; (c) the Company will take all corporate action necessary to expeditiously increase the authorized shares of the Company to 400,000,000; and, (d) the Company agrees that as soon as it has raised sufficient funds to make a payment on the outstanding balance of the Note, it will promptly do so.

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

April 26, 2022, May 25, 2022, and July 8, 2022 Loans

On April 26, 2022, May 25, 2022, and July 8, 2022, the Company entered into an amendment to securities purchase agreements dated November 20, 2020 and February 3, 2021 (the “Purchase Agreements”) with an investor (the “First Amendment”), the Company and the investor entered into a loan agreement (the “Loan Agreement”) and the Company issued to the Investor subordinated promissory notes totaling principal amount of $134,211 (the “Subordinated Note”) and received gross proceeds of $120,000 after deduction of an origination fee to the investor.

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

Under the Loan Agreement, the Company may borrow up to an additional $188,011 from the investor on the same terms as described above, subject to certain conditions.

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

During the nine months ended September 30, 2022, the Company recorded a discount on the three loans of $41,989 and recognized discount amortization expense of $25,175, resulting in an unamortized balance of $16,814 at September 30, 2022.

8. Related Party Transactions

During the nine months ended September 30, 2022 and 2021, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $460,946 and $539,974, as follows:

	September 30,
	2022	2021

Jason Drummond	$244,915	$447,582
Steven Plumb	167,047	57,738
Julian Parge	48,984	34,654
Total	$460,946	$539,974

As of September 30, 2022 and December 31, 2021, $156,418 and $13,252 was due to officers, respectively. The amounts were unsecured, non-interest bearing with no formal terms of repayment.

9. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of September 30, 2022 and December 31, 2021.

Common Stock

The Company is authorized to issue up to 45,000,000 shares of common stock, par value $0.001 per share. As of September 30, 2022 and December 31, 2021, the Company had 31,351,953 shares of common stock issued and outstanding.

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

Consulting Agreements

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock nine months after the date of the agreement; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock nine months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of these shares will be recorded during the service period. During the period ended September 30, 2022 and 2021, the Company amortized $187,500 and $187,500, respectively, representing the pro rata portion of the grant date fair value of the next 50,000 shares to be issued. The Company is obligated to issued 100,000 shares to the consultant. These shares have not been issued as of the date of this filing.

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

During the period ended September 30, 2021, the Company issued 17,500 shares of its Common Stock with a fair market value on the date of grant of $105,000 to consultants in exchange for services.

Warrants

A summary of warrant activity for the nine months ended September 30, 2022 and the year ended December 31, 2021 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding on December 31, 2021	1,540,141	$2.63	4.51	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Outstanding on September 30, 2022	1,540,141	$2.63	3.77	$–

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

As of September 30, 2022 and 2021, the Company did not have any outstanding stock options.

10. Commitments and Contingencies

Playboy License Agreement

On May 19, 2021, we entered into a non-exclusive license agreement with Playboy Enterprises International, Inc. (“Playboy”) to use certain trademarks (including the rabbit head logo) and other intellectual property of Playboy on and in connection with the design, creation, promotion, marketing, advertisement, sales, operation, maintenance and distribution in India of real-money game mobile apps, such as rummy, poker, fantasy sports and other games of skill approved by Playboy. We will pay Playboy as a royalty a percentage of net gaming revenue. The term of the agreement is through the end of 2025, subject to early termination upon certain events of default, which include our failure to launch a Playboy-branded game in India by November 1, 2021, or to meet certain annual minimum net gaming revenue targets.  The Playboy-branded game, https://www.playboyrummy.com/, was launched on November 1, 2021. On August 1, 2022, the Playboy license agreement was terminated. The Company does not owe any royalty payments to Playboy as of the date of termination or September 30, 2022.

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

Legal Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of September 30, 2022 and December 31, 2021, the Company was not subject to any threatened or pending legal actions or claims.

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

During the three months ended September 30, 2022, the Company cancelled contracts with a value of $420,000 related to activities that were expected to occur subsequent to an uplisting on the Nasdaq national securities exchange. Due to the delays in the capital raise necessary to complete the uplisting, the Company does not anticipate beginning these activities in the near future and, accordingly cancelled the contracts.

11. Subsequent Events

In October 2022, the Company issued 540,000 shares of its common stock to Big Bola in settlement of accrued fees of $135,000.

On November 8, 2022, the Company and the holder of the Company’s Secured Notes amended the Secured Notes as follows: (a) the maturity date of the Secured Notes is changed to February 15, 2023; (b) the Company shall provide the holder of the Secured Notes with additional Warrants with the same terms as the Warrants issued in the Securities Purchase Agreement and the Transaction Documents (with the term running from the date of amendment) in an amount such that the holder of the Secured Notes obtains an additional 10% warrant coverage per month based on the initial investment amount from November 1, 2022 to February 15, 2023. Thus, holder of the Secured Notes shall receive a total number of warrants equal to 210% of the original face amount of the Note, i.e., $1,666,666.67 converted at the lower of (i) $2.75 or (ii) the price of the common stock in a Qualified Offering to purchase shares of common stock of the Company, exercisable at the exercise price set forth in the Warrants; (c) the Company will take all corporate action necessary to expeditiously increase the authorized shares of the Company to 400,000,000; and, (d) the Company agrees that as soon as it has raised sufficient funds to make a payment on the outstanding balance of the Note, it will promptly do so.

On November 10, 2022, the Company and two existing investors modified the Securities Purchase Agreements, originally dated March 10, 2021, between the existing investors and the Company such that: (a) the purchase price per share was modified to equal $0.25 per share; (b) the total number of shares to be issued is 1,201,500; (c) anti-dilution protection was added; and (c) price protection for the 90 days after the Company’s common stock is listed on a U.S. national securities exchange, most favored nation status, and rollover rights were granted. These shareholders were originally issued 92,423 shares of the Company’s common stock. As a result of these changes, the Company issued an additional 1,109,077 shares to the investors.

In November 2022, the Company entered into Securities Purchase Agreements with two accredited investors whereby by the Company issued 480,600 shares of its common stock for gross proceeds of $120,150. The Company entered into a finder’s fee agreement with a broker which calls for the Company to pay a commission of nine percent (9%) on these funds.

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

Going Concern

The Company's condensed consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has had limited operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the nine months ended September 30, 2022, the Company incurred a net loss of $2,767,968, utilized cash in operating activities of $676,959, and had a stockholders’ deficit of $4,628,338 as of September 30, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. In addition, the Company is delinquent in certain interest payments to its note holders and in its payments to Big Bola.

At September 30, 2022, the Company had cash of $13. The Company estimates that it must raise additional capital in the form of debt or equity in order to continue operations. As reflected in Note 7, Loan Agreements and Note 11, Subsequent Events, the Company obtained loans for net proceeds of $370,000 during the nine months ended September 30, 2022 and sold shares of its common stock for gross proceeds of $120,150 in November 2022. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s condensed consolidated financial statements for the nine months ended September 30, 2022 and 2021 presented elsewhere in this Form 10-Q, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the condensed consolidated financial statements.

Tax Credits and Receivables

The Company is registered for provincial goods and services taxes in the United Kingdom. As such, the Company is obligated to collect from third parties, and is entitled to claim sales taxes paid on its expenses and capital expenditures incurred in the United Kingdom. In addition, the Company may be entitled to a receivable in the form of tax credit or incentive on certain research and development activities. The Company records tax credits as a reduction of expense and receivable when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the period ended September 30, 2022, the Company recorded $281,600 as a credit for research and development activities incurred in the United Kingdom, which has been offset against research and development costs during the period.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intellectual property, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2021 and 2020, the Company had not deemed any long-lived assets as impaired and was not aware of the existence of any indicators of impairment at such dates. However, current macroeconomic conditions, which have been impacted by the COVID-19 pandemic and inflation, could negatively impact our business and stock price and trigger the Company to test for impairment. The Company will continue to evaluate for impairment indicators, as necessary, on a quarterly basis.

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

As of September 30, 2022, the Company did not have any outstanding stock options.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for discussion of Recent Accounting Policies.

Development of Our Business

Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. We do not have positive cash flows from operations, and we expect to continue to be dependent on periodic infusions of equity capital to fund our operating requirements. We have financed our working capital requirements since inception primarily through the sale of its equity securities in private placement transactions, as well as from borrowings. In private placements to “accredited investors” (as defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)) or to non-U.S. persons under Regulation S under the Securities Act, between February 2020 and February 2021 we sold an aggregate of 2,691,800 shares of our common stock at a price of $2.50 per share. In March 2021, we sold 10,000 shares of our common stock for gross proceeds of $25,000 in a private placement. In August 2021, we sold 538,694 shares of common for gross proceeds of $1,750,752 in a private placement. In November 2022, we sold 480,600 shares of its common stock for gross proceeds of $120,150 in a private placement. Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at September 30, 2022. In October 2022, the Company issued 540,000 shares of its common stock to Big Bola in satisfaction of the SLA. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at September 30, 2022. The July, August, and September payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 will be reduced to $20,000 per month. Effective December 1, 2022, the parties will revert to the terms of the original agreement, as amended.

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

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met our Know Your Customer identification requirements. During the nine months ended September 30, 2022 we registered 15,684 players on vale.mx. On October 4, 2021, we announced we had reached 100,000 total registrations on vale.mx.

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

During the nine months ended September 30, 2022, our MUPs were 510.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the nine months ended September 30, 2022, our ARPMUP was $183.41.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the nine months ended September 30, 2022, our handle was $2,559,033.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the nine months ended September 30, 2022, our hold was $116,047.

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

During the nine months ended September 30, 2022, our hold percentage was 4.54%.

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

Results of Operations

In February 2021, our online casino, vale.mx, began operations. However, as of September 30, 2022 and 2021, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $93,082 and $89,987 for the nine months ended September 30, 2022 and 2021. The increase of $3,095 is due to fact that the initiation of revenue producing activities in February 2021 resulted in a fewer number of days in the nine months ended September 30, 2021 and the fact that we have been able to increase the number of players in our system over the ensuing twelve months, resulting in an increase in revenue from the prior period.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $77,394 and $69,989 for the three months ended September 30, 2022 and 2021 and $219,831 and $343,570 for the nine months ended September 30, 2022 and 2021, respectively. The decrease of $123,739 during the nine months ended September 30, 2022 and the increase of $7,405 during the three months ended September 30, 2022 was due to a mutually agreed upon reduction in the fee paid to Big Bola.

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

Three Months Ended September 30, 2022 and 2021

The Company’s condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, as discussed herein, are presented below.

	Three Months Ended September 30,
	2022	2021

Revenue	$25,655	$64,577

Costs and expenses:
Cost of revenues	77,394	69,989
Software development	–	12,928
General and administrative
Officers, directors, affiliates and other related parties	155,176	92,392
Advertising and marketing	20,593	822,890
Reversal of other costs	(420,000)	–
Other	203,523	1,291,641
Total costs and expenses	36,695	2,292,840
Loss from operations	(11,040)	(2,228,263)
Other income (expense)
Interest expense	(461,833)	(214)
Foreign currency gain	21	–
Total other expense, net	(461,812)	(214)
Net loss	(472,852)	(2,228,477)
Foreign currency translation adjustment	–	21,664
Comprehensive loss	$(472,852)	$(2,206,813)
Net loss per common share – basic and diluted	$(0.02)	$(0.07)
Weighted average common shares outstanding – basic and diluted	31,351,953	30,843,371

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $25,655 and $64,577 for the three months ended September 30, 2022 and 2021. The change in revenue of $38,922 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was due to reduced marketing and advertising expenditures during the three months ended September 30, 2022 when compared to the same period in 2021. The reduction in marketing and advertising expenditures was due to reduced working capital available to fund these activities.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $77,394 and $69,989 for the three months ended September 30, 2022 and 2021. The change in cost of revenues of $7,405 during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was not significant.

Software Development Costs and Expenses. For three months ended September 30, 2022, software development costs and expenses were $0.

For the three months ended September 30, 2021, software development costs and expenses were $12,928, which consisted of software development costs and expenses of $8,034 and amortization of intellectual property of $4,894.

Software development costs and expenses decreased by $12,928 in 2022 as compared to 2021, primarily due to the completion of our gaming development.

General and Administrative Costs and Expenses. For the three months ended September 30, 2022, general and administrative costs and expenses were $(40,699), which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $155,176, advertising and marketing of $20,593, investor relations costs of $1,300, stock compensation expense of $62,500, legal and accounting fees to non-related parties of $80,454, consulting fees of $27,126, depreciation and amortization of property and equipment of $2,751, lease and rent expense of $15,747, and other operating costs of $13,654. During the six months ended June 30, 2022, the Company recorded investor relations costs of $380,000 and professional fees of $40,000, for a total of $420,000, related to activities that the Company expected to commence once a planned uplisting to the Nasdaq national securities exchange was completed. Due to delays in completing this process, the Company reversed these previously accrued fees during the three months ended September 30, 2022.

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

General and administrative costs decreased by $2,250,622 or 102% in 2022 as compared to 2021, primarily as a result of decreases in advertising and marketing expenses of $801,997, consulting fees of $784,369, investor relations of $19,555, travel of $116,532, stock compensation expense of $105,000, stock transfer fees of $39,333, legal and accounting of $37,064 increase in other costs of $73,128, and reversal of costs of $420,000.

Interest Expense. For the three months ended September 30, 2022, the Company had interest expense of $461,834, as compared to interest expense of $214 for the three months ended September 30, 2021, primarily as a result of accretion of premium, discount amortization, late fees, and interest on notes payable.

Foreign Currency Gain (Loss). For the three months ended September 30, 2022, the Company had a foreign currency loss of $22, as compared to a foreign currency loss of $0 for the three months ended September 30, 2021, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the three months ended September 30, 2022, the Company incurred a net loss of $472,852, as compared to a net loss of $2,228,477 for the three months ended September 30, 2021.

Foreign Currency Translation Adjustment. For the three months ended September 30, 2022, the Company had a foreign currency translation adjustment of $0, as compared to a foreign currency translation adjustment of $21,664 for the three months ended September 30, 2021. The foreign currency translation adjustment is a result of fluctuations between the GBP, the functional currency of the Company’s UK subsidiary, and the USD, the reporting currency of the Company.

Comprehensive Loss. For the three months ended September 30, 2022, the Company incurred a comprehensive loss of $472,852, as compared to a comprehensive loss of $2,206,813 for the three months ended September 30, 2021.

Nine months Ended September 30, 2022 and 2021

The Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, as discussed herein, are presented below.

	Nine months Ended September 30,
	2022	2021

Revenue	$93,082	$89,987

Costs and expenses:
Cost of revenues	219,831	343,570
Software development	(267,127)	145,791
General and administrative
Officers, directors, affiliates and other related parties	460,946	539,974
Advertising	20,593	4,347,533
Other	1,074,599	3,548,994
Total costs and expenses	1,508,842	8,925,862
Loss from operations	(1,415,760)	(8,835,875)
Other expense:
Interest expense	(1,351,339)	(214)
Foreign currency gain	(869)	–
Total other expense, net	(1,352,208)	(214)
Net loss	(2,767,968)	(8,836,089)
Foreign currency translation adjustment	–	–
Comprehensive loss	$(2, 767,968)	$(8,836,089)
Net loss per common share – basic and diluted	$(0.09)	$(0.29)
Weighted average common shares outstanding – basic and diluted	31,351,953	30,306,378

Revenue. The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $93,082 and $89,987 for the nine months ended September 30, 2022 and 2021. The increase of $3,095 is due to the initiation of revenue producing activities in February 2021, as a result of which the Company enjoyed a higher number of revenue producing days in the nine months ended September 30, 2022 than during the nine months ended September 30, 2021.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $219,831 and $343,570 for the nine months ended September 30, 2022 and 2021. The decrease of $123,739 was due to a mutually agreed upon reduction in the fees paid to Big Bola.

Software Development Costs and Expenses. For the nine months ended September 30, 2022 and 2021, software development costs and expenses were $(267,127) and $145,791, respectively, which included amortization of intellectual property of $6,884 and $38,447 for the nine months ended September 30, 2022 and 2021, respectively.

Software development costs and expenses decreased by $412,918 or 283% in 2022 as compared to 2021, as a result of a research and development tax credit of $281,600 recorded during the nine months ended September 30, 2022.

General and Administrative Costs and Expenses. For the nine months ended September 30, 2022, general and administrative costs and expenses were $1,556,138, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $460,946, legal and accounting fees to non-related parties of $357,477, consulting fees of $346,608, stock compensation expense of $187,500, depreciation and amortization of property and equipment of $8,148, lease and rent expense of $70,149, investor relations costs of $413,933, travel expenses of $37,350, and other operating costs of $94,027. During the six months ended June 30, 2022, the Company recorded investor relations costs of $380,000 and professional fees of $40,000, for a total of $420,000, for activities that the Company expected to commence once a planned uplisting to the Nasdaq national securities exchange was completed. Due to delays in completing this process, the Company reversed these previously accrued fees during the three months ended September 30, 2022.

For the nine months ended September 30, 2021, general and administrative costs and expenses were $8,436,501, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $539,974, stock compensation expense of $1,634,835, marketing and advertising of $4,347,533, legal and accounting fees to non-related parties of $352,168, consulting fees of $1,225,294, depreciation and amortization of property and equipment of $11,838, lease and rent expense of $37,573, transfer agent fees of $42,393, investor relations costs of $43,024, travel expenses of $119,167, and other operating costs of $82,702.

General and administrative costs decreased by $6,880,363 or 82% in 2022 as compared to 2021, primarily as a result of decreases in stock compensation expense of $1,447,335, consulting fees of $878,686, travel of $81,817, and marketing and advertising of $4,326,940 and reversal of costs of $420,000.

Interest Expense. For the nine months ended September 30, 202, the Company had interest expense of $1,351,399, as compared to interest expense of $214 for the nine months ended September 30, 2021, primarily as a result of accretion of premium, discount amortization, late fees, and interest on notes payable.

Foreign Currency Gain (Loss). For the nine months ended September 30, 2022, the Company had a foreign currency loss of $869, as compared to a foreign currency loss of $0 for the nine months ended September 30, 2021, as a result of a decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the nine months ended September 30, 2022, the Company incurred a net loss of $2,767,968, as compared to a net loss of $8,836,089 for the nine months ended September 30, 2021.

Liquidity and Capital Resources – September 30, 2022 and December 31, 2021

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

As of September 30, 2022, the Company had a working capital of $(4,783,388), as compared to working capital of $(2,113,765) as of December 31, 2021, reflecting a decrease in working capital of $2,669,623 for the nine months ended September 30, 2022. The decrease in working capital during the nine months ended September 30, 2022, was primarily due to the operating costs incurred during the period.

As of September 30, 2022, the Company had cash of $13. As discussed in Notes 7 and 11 of the condensed consolidated financial statements, in 2022, the Company obtained loans with net proceeds of $370,000, and received a tax refund in the amount of $281,600 in July 2022. In November 2022, the Company received gross proceeds of $120,150 from the private placement of 480,600 shares of its common stock. As of December 31, 2021, the Company had cash of $406,526, reflecting the remaining cash on hand from the proceeds of $1,500,000 from the private placement of a secured convertible note payable in November 2021.

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

Operating Activities

For the nine months ended September 30, 2022, operating activities utilized cash of $676,959, as compared to utilized cash of $6,967,222 for the nine months ended September 30, 2021, to fund the Company’s ongoing operating expenses.

Investing Activities

For the nine months ended September 30, 2022, the Company’s investing activities consisted of the acquisition of property and equipment for $10,657.

For the nine months ended September 30, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $169,319 and property and equipment of $4,963.

Financing Activities

For the nine months ended September 30, 2022, the Company’s financing activities consisted of repayment of note payable – bank in the amount of $6,148 and borrowing a net of $370,000 from existing investors. We failed to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,667 that were due in May, June, July, August and September 2022, in the amount of $13,889 each. We also failed to make the payments due in October and November 2022. In July 2022, the Company received a notice of default on the Secured Note. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased to 18% per annum on the date of default; (b) the Company incurred 18% late fees of $183,519; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan. The Company recorded the late fee as interest expense and the increase in principal as an accretion premium on the Secured Note. There can be no assurance that we will be able to raise additional capital to enable us to make future payments that come due.

For the nine months ended September 30, 2021, the Company’s financing activities consisted of gross proceeds from the private placement of 2,155,294 shares of Common Stock of $5,300,648.

Off-Balance Sheet Arrangements

As of September 30, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective as of September 30, 2022, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2022, the Company issued 540,000 shares of its common stock to Big Bola in settlement of accrued fees of $135,000.

In November 2022, the Company entered into a Securities Purchase Agreement with two accredited investors whereby by the Company issued 480,600 shares of its common stock for gross proceeds of $120,150.

Item 3. Defaults Upon Senior Securities.

In July 2022, the Company received a notice of default on the November 18, 2021 Convertible Secured Note (the Secured Note). The original principal balance of the Secured Note was $1,666,667. The default occurred on May 18, 2022. As a result of the default the following events occurred: (a) the interest rate on the Secured Note increased from 10% per annum to 18% per annum on the date of default; (b) the Company incurred an 18% late fees of $183,519; and, (c) the principal of the note increased to $2,083,334, representing 125% of the original principal amount of the loan.

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

Date: November 22, 2022

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

