Form 10-K
period 2022-12-31
Gaming Technologies, Inc.
filed 2023-05-01
CIK 1816906

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price, $0.60, the closing price of the Company’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $8,535,917. As of that date, 14,226,528 shares of the registrant’s common stock were held by non-affiliates. For purposes of this information, the outstanding shares of common stock that were and that may be deemed to have been beneficially owned by directors and executive officers of the registrant and beneficial owners of 10% or more of the registrant’s common stock outstanding on that date were deemed to be shares of common stock held by affiliates at that date. However, such assumption shall not be deemed an admission that any such person is or was an affiliate.

As of May 1, 2023, 45,701,626 shares of the registrant’s common stock, par value $0.001 per share, were outstanding.

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

PART I

Item 1. Business.

Business Overview

We are a gaming company specializing in building and scaling online gambling brands. We integrate best-in-class third-party casino games and sports betting to our online brands.

The Company operates Vale, a licensed online Casino and Sportsbook in Mexico, through its website vale.net, which is provided in conjunction with a local license holder, The Fabulous Vegas Games S.A. de C.V.

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

The Sale Agreement with Gametech UK included the sale of the intellectual property assets of Gametech UK, consisting of gaming software and a related platform. The software was acquired under the expectation that it would require significant modifications to be able to be utilized in the Company’s anticipated long term business model, which is to operate its own gaming platform for associated brands. Following the acquisition of Gametech UK’s intellectual property assets out of receivership, we have made significant improvements to this core software platform. The improvements we have made include the migration of the software from physical server dependencies to cloud based deployment (via Amazon Web Services (“AWS”)) and removing the dependency on third-party applications and replacing them with AWS native alternatives.

As of January 2023, we have not yet deployed our own platform for production use but continue to build it in the background for future use. Our existing brand (Vale) is powered by an external provider, Game Interaction Group BV.

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

In November and December 2022, we sold 3,880,600 shares of common for gross proceeds of $970,150 in a private placement. Our activities are subject to significant risks and uncertainties, including the need for additional capital, as described below.

Fabulous Vegas Games and Game Interaction Group (for our brand, Vale)

On December 15, 2022 we entered into a Commercial Association Agreement for the use of a gambling permit owned by The Fabulous Vegas Games S.A. de C.V. (“Fabulous”).

The license permits us to operate our brand Vale as approved by General Directorate of Games and Raffles of the Ministry of Interior (SEGOB).

Vale integrates over 500 online premium casino games as well as sports betting, through an external software partner, Game Interaction Group BV. These games can be enjoyed via mobile or desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from a local dedicated bank account under our own control.

Under the terms of the agreement with Fabulous, we share 8% of Net Win generated from the platform, or a minimum of six thousand USD per month. In February 2021, vale.mx began operations. Net Win is defined as a calculation of the total income from gaming (revenues minus prizes, minus platform expenses, minus redeemed bonuses). In addition, we made a payment of $150,000 in cash and issued 600,000 shares of our common stock, having a fair market value of $150,000 on the date of grant, to Fabulous and are obligated to make 22 monthly payments of $9,000 to Fabulous beginning in April 2023.

Under the terms of the agreement with Game Interaction Group, we share a percentage of Gross Gaming Revenue, which is 12% for sportsbook, and 3% for casino games, skill games, poker & virtual games. There is a minimum monthly fee of €9,000 EUR.

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into 540,000 shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at September 30, 2022. The Company was required to issue the shares by July 10, 2022. The shares were issued in October 2022. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at September 30, 2022. The July, August, September, and October payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 will be reduced to $20,000 per month. Effective December 1, 2022, the parties reverted to the terms of the original agreement, as amended.

In December 2022, the Company canceled the Big Bola contract. As a result of the cancellation of the Big Bola contract, the Company incurred a charge of $400,000 to settle the remaining balance owed to Big Bola under the contract.

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

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met our Know Your Customer identification requirements. During the years ended December 31, 2022 and 2021 we registered 19,183 and 108,206 players, respectively, on vale.mx. On October 4, 2021, we announced we had reached 100,000 total registrations on vale.mx.

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

During the years ended December 31, 2022 and 2021, our MUPs were 519 and 3,251, respectively.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the years ended December 31, 2022 and 2021, our ARPMUP was $198.99 and $51.64, respectively.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the years ended December 31, 2022 and 2021, our handle was $2,759,057 and $6,313,132, respectively.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the years ended December 31, 2022 and 2021, our hold was $125,996 and $288,848, respectively.

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

During the years ended December 31, 2022 and 2021, our hold percentage was 4.57% and 4.58%, respectively.

Plan of Operation

Our next phase of growth is focused on scaling our customer and player base and geographies, and utilizing the existing technical capacity and investment in infrastructure which has taken place since 2019.

In line with the Company’s strategy of creating lean and flexible operations, we are outsourcing a number of departments including Customer Service to Game Interaction in Columbia. Furthermore, as we are now integrating the best-in-class games from games studios worldwide, we anticipate a reduced headcount in games development.

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

Nasdaq Listing Application; Reverse Stock Split and Authorized Share Increase (new)

Our common stock is currently quoted on the OTCQB market under the trading symbol “GMGT.” However, trading of our common stock has been extremely limited to date, and there is as yet no established trading market for our common stock. In 2021 we applied to list our common stock on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GMGT.” The application was approved by Nasdaq but could not be completed by the company at the time due to declining market conditions. The company intends to re-apply to Nasdaq in 2023 and will be required to meet minimum market value of unrestricted publicly held shares, minimum share price and other listing criteria, of which there can be no assurance.

In connection with the listing application, our Board of Directors and our stockholders had approved resolutions (i) authorizing a reverse stock split of the outstanding shares of our common stock in the range from 1-for-2 to 1-for-8, and providing authority to our Board of Directors to determine whether to effect a reverse stock split and, if so to select the ratio of the reverse stock split in their discretion, and (ii) to increase in the number of our authorized shares of common stock from 45,000,000 to 400,000,000.

The Board of Directors anticipates determining whether to effect a reverse stock split on re-application and, if so, setting the ratio of that reverse stock split, and the Company will file a certificate of amendment to affect the reverse stock split.

The reverse stock split would be intended to allow us to meet the minimum share price requirement of the Nasdaq Capital Market. The share and per share information in this report has not been adjusted to reflect any reverse stock split.

In October 2022, the Company filed the authorization for the share increase with the Secretary of State of Delaware.

Employees

As an early-stage company, we currently have no employees other than our Chief Executive Officer, Jason Drummond. Mr. Drummond works full time on Company matters. We have retained approximately two individuals, including our Chief Financial Officer, on an independent contractor basis to provide management, accounting and other corporate services to us on a full-time basis.

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

Risks Specific to the Company

Risk of Going Concern

Although our financial statements have been prepared on a going concern basis, we must raise additional capital before October 2023 to fund our operations in order to continue as a going concern.

Weinberg & Company, our independent registered public accounting firm for the fiscal year ended December 31, 2022, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2022, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We anticipate that our principal sources of liquidity will only be sufficient to fund our activities and debt service needs through May 2023. In order to have sufficient cash to fund our operations beyond May 2023, we will need to raise additional equity or debt capital in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

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

On May 18, 2022 an event of default occurred due to our failure to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”). As a result of the default, the Company was accessed a default penalty of $231,250. On November 8, 2022, the Convertible Note was amended to change the maturity date until February 15, 2023. In exchange, the Company agreed to increase the warrant coverage from 120% of the original face amount of the note to 210% of the original face value of the note and to issue. As a result, warrants to issued an additional 545,454 shares were issued to the lender and the interest rate on the Convertible Note increase to 18% annually. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Convertible Note Financing” below for additional information on the Convertible Note, security agreement and related agreements. On March 29, 2023, the due date of the note was extended to October 15, 2023. The Company agreed to issue 500,000 shares of its common stock to the note holder in exchange for the due date extension.

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

Since inception through December 31, 2022, the Company has generated insignificant revenues and has incurred losses and has an accumulated deficit of $27,239,427 as of December 31, 2022. There can be no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Further equity financings may have a dilutive effect on shareholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital, we may not be able to continue our business operations and advance our growth initiatives, which could adversely impact our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and 2021 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

In addition, as of December 31, 2022 and 2021, our management concluded that we had a material weakness in internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses and other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control and disclosure controls and procedures our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

Our executive officers and director and several stockholders together beneficially own approximately 57.1% of outstanding common stock. As a result, these stockholders, if they act together or in a block, could have significant influence over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions, even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial.

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

Our operations are highly dependent on the internet and mobile networks. The efficient and uninterrupted operation of the Internet and mobile networks, on which we rely, and our ability to provide customers with reliable, real-time access to our services, is fundamental to the success of our business. Any damage, malfunction, failure or interruption of, or to the Internet or mobile networks could result in a lack of confidence in our services and a possible loss of customers to our competitors, or could expose us to higher risk or losses, with a consequential material adverse effect on our operations and results. If our connection to mobile networks or the Internet is interrupted or not available, we may not be able to provide customers with our products and services.

Our systems and networks may also fail because of other events, such as:

•	fire, flood, or natural disasters;

•	power or telecommunications failure;

•	computer hacking activities; and

•	acts of war or terrorism.

To date there have been no significant malfunctioning of the internet or mobile networks, however, any such event could result in a lack of confidence in our services, and result in a loss of existing customers in addition to exposing us to potential liabilities. Any one of these challenges could result in a material adverse effect on our operations and financial results.

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

The Company leases on a month to month basis a corporate apartment in Miami Beach, Florida located at 540 West Avenue, #512, Miami Beach, Florida 33139, USA.

The Company did not have any other leases with initial terms of 12 months or more as of December 31, 2022.

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

Fiscal Year 2022	High	Low
First Quarter	$3.12	$1.91
Second Quarter	$2.55	$0.01
Third Quarter	$0.75	$0.25
Fourth Quarter	$0.26	$0.13

Fiscal Year 2021	High	Low
Second Quarter (from April 13, 2021)	$7.00	$4.70
Third Quarter	$4.60	$2.25
Fourth Quarter	$3.23	$2.09

The last reported sale price of our common stock on the OTCQB on April 14, 2023, was $0.15. Past price performance is not indicative of future price performance.

We have applied to list our common stock on the Nasdaq Capital Market under the symbol “GMGT”. No assurance can be given that our application will be accepted.

Holders

As of March 28, 2023, there were 89 holders of record of our common stock. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

Going Concern

The Company’s consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has had no significant operating revenues to date, and has experienced recurring net losses from operations and negative operating cash flows. During the year ended December 31, 2022, the Company incurred a net loss of $4,299,860, utilized cash in operating activities of $1,167,255, and had a stockholders’ deficit of $4,467,332 as of December 31, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At December 31, 2022, the Company had cash of $372,507. The Company estimates that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On May 18, 2022 an event of default occurred due to our failure to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”). As a result of the default, the Company was accessed a default penalty of $231,250. On November 8, 2022, the Convertible Note was amended to change the maturity date until February 15, 2023.

In exchange, the Company agreed to increase the warrant coverage from 120% of the original face amount of the note to 210% of the original face value of the note. As a result, warrants to issued an additional 545,454 shares were issued to the lender and the interest rate on the Convertible Note increased to 18% annually. On March 29, 2023, the due date of the note was extended to October 15, 2023. The Company agreed to issue 500,000 shares of its common stock to the note holder in exchange for the due date extension. See “—Convertible Note Financing” below for additional information on the Convertible Note and related agreements.

The development and expansion of the Company’s business in 2023 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company’s business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements for the years ended December 31, 2022 and 2021 presented elsewhere in this report, which have been prepared in conformity with accounting principles generally accepted in the US (“GAAP”). Certain accounting policies and estimates are particularly important to the understanding of the Company’s financial position and results of operations and require the application of significant judgment by management or can be materially affected by changes from period to period in economic factors or conditions that are outside of the Company’s control. As a result, these issues are subject to an inherent degree of uncertainty. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on the Company’s historical operations, the future business plans and the projected financial results, the terms of existing contracts, trends in the industry, and information available from other outside sources. For a more complete description of the Company’s significant accounting policies, see Note 2 to the consolidated financial statements.

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

As of December 31, 2022, the Company did not have any outstanding stock options.

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

Plan of Operation

We are a gaming company specializing in building and scaling online gambling brands. We integrate best-in-class third-party casino games and sports betting to our online brands.

The Company operates Vale, a licensed online Casino and Sportsbook in Mexico, through its website vale.net, which is provided in conjunction with a local license holder, The Fabulous Vegas Games S.A. de C.V.

On December 15, 2022 we entered into a Commercial Association Agreement for the use of a gambling permit owned by The Fabulous Vegas Games S.A. de C.V.

The license permits us to operate our brand Vale as approved by General Directorate of Games and Raffles of the Ministry of Interior (SEGOB).

Vale integrates over 500 online premium casino games as well as sports betting, through an external software partner, Game Interaction Group BV. These games can be enjoyed via mobile or desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion and retention. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from a local dedicated bank account under our own control.

Under the terms of the agreement with Fabulous Vegas Games, we share 8% of Net Win generated from the platform, or a minimum of six thousand USD per month. In February 2021, vale.mx began operations. Net Win is defined as a calculation of the total income from gaming (revenues minus prizes, minus platform expenses, minus redeemed bonuses).

Under the terms of the agreement with Game Interaction Group, we share a percentage of Gross Gaming Revenue, which is 12% for sportsbook, and 3% for casino games, skill games, poker & virtual games. There is a minimum monthly fee of €9,000 EUR.

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

On May 18, 2022 an event of default occurred due to our failure to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”). As a result of the default, the Company was accessed a default penalty of $231,250. On November 8, 2022, the Convertible Note was amended to change the maturity date until February 15, 2023. In exchange, the Company agreed to increase the warrant coverage from 120% of the original face amount of the note to 210% of the original face value of the note. As a result, warrants to issued an additional 545,454 shares were issued to the lender and the interest rate on the Convertible Note increased to 18% annually. On March 29, 2023, the due date of the note was extended to October 15, 2023. The Company agreed to issue 500,000 shares of its common stock to the note holder in exchange for the due date extension.

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

Key Performance Indicators

Registered Players

A registered player is a customer who has registered on our app or website and met the Know Your Customer customer identification requirements, which include identity and address verification (“KYC requirements”). During the years ended December 31, 2022 and 2021 we registered 19,183 and 108,206 players, respectively. On October 4, 2021, we announced we had reached 100,000 registrations.

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

During the years ending December 31, 2022 and 2021, our MUPs were 519 and 3,251, respectively. The increase was due to the initiation of revenue generating activities in February 2021.

Average Revenue per MUP (“ARPMUP”). ARPMUP is the average online casino revenue per MUP, and this key metric represents our ability to drive usage and monetization of our online casino offering.

During the years ending December 31, 2022 and 2021, our ARPMUP was $198.99 and $51.64, respectively.

We define and calculate ARPMUP as the average monthly online casino revenue for a reporting period, divided by MUPs (i.e., the average number of unique payers) for the same period.

Handle

Handle is a casino or sports betting term referring to the total amount of money bet. We will report the handle or cash wagering which is the total amount of money bet excluding all bonuses.

During the years ended December 31, 2022 and 2021, our handle was $2,759,057 and $6,313,132, respectively.

Hold

Hold is essentially the amount of cash that our platform instances keep after paying out winning bets. The industry also refers to hold as win or revenue. During the years ended December 31, 2022 and 2021, our hold was $125,996 and $288,848, respectively.

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

During the years ended December 31, 2022 and 2021, our hold percentage was 4.57% and 4.58%, respectively.

Results of Operations for the Years Ended December 31, 2022 and 2021

In February 2021, our online casino, vale.mx, began operations. However, as of December 31, 2022 and 2021, the Company did not have any positive cash flows from operations and was dependent on its ability to raise equity capital to fund its operating requirements.

Revenues

The Company began generating revenue in February 2021. Revenues consist of the net gaming revenues from the Company’s vale.mx online casino based in Mexico. Total revenues were $102,816 and $167,875 for the years ended December 31, 2022 and 2021, respectively. The decrease of $65,059 for the year ended December 31, 2022 is due to a reduction in marketing and advertising spending in support of the online casino.

Cost of Revenues

The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating vale.mx, our online casino based in Mexico. Total costs of revenues were $467,546 and $857,709 for the years ended December 31, 2022 and 2021, respectively. The decreases of $390,163 was due to a corresponding reduction in revenue.

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

Years Ended December 31, 2022 and 2021

The Company’s consolidated statements of operations for the years ended December 31, 2022 and 2021, as discussed herein, are presented below.

	Years Ended December 31,
	2022	2021
Revenues	$102,816	$167,875
Costs and expenses:
Cost of revenues	467,546	857,709
Software development, including amortization of intellectual property of $6,817 and $38,202 in 2022 and 2021, respectively	(263,923)	185,789
General and administrative:
Officers, directors, affiliates, and other related parties	648,698	728,757
Advertising and marketing	108,659	5,693,017
Impairment of intangible assets	186,584	–
Other (including stock compensation costs of $570,054 and $3,409,214 in 2022 and 2021, respectively)	1,596,687	5,314,876
Total costs and expenses	2,744,251	12,780,148
Loss from operations	(2,641,435)	(12,612,273)
Other income (expense):
Interest expense	(1,657,575)	(283,754)
Foreign currency loss	(850)	(78)
Total other expense, net	(1,658,425)	(283,832)
Net loss	$(4,299,860)	$(12,896,105)

Revenues. In February 2021, our online casino, vale.mx, began operations. The Company recognized $102,816 and $167,875 in revenue during the years ending December 31, 2022 and 2021, respectively.

Cost of Revenues: The Company began generating costs of revenues in February 2021. Cost of revenues consist of the direct costs of operating and marketing vale.mx, our online casino based in Mexico. Total costs of revenues were $467,546 and $857,709 for the years ended December 31, 2022 and 2021, respectively. The decrease of $390,163 was due to a reduction in marketing and advertising spending in support of the online casino.

Software Development Costs and Expenses. For the year ended December 31, 2022, software development costs and expenses were $(263,923), which consisted of a research and development tax refund we received in the United Kingdom of $281,600 which was offset against software development costs, payments to contractors of $10,860, and amortization of intellectual property of $6,817.

For the year ended December 31, 2021, software development costs and expenses were $185,789, which consisted of development costs paid to contractors of $147,587 and amortization of intellectual property of $38,202.

Software development costs and expenses decreased by $449,712 or 242% in 2022 as compared to 2021, primarily as a result of the research and development tax credit of $281,600 received in 2022 and a decrease in payments to contractors of $136,727.

General and Administrative Costs and Expenses. For the year ended December 31, 2022, general and administrative costs and expenses were $2,540,628, which consisted of director, consulting, and professional fees to officers, directors, affiliates, and other related parties of $648,698, marketing and advertising expense of $108,659, impairment of intangible assets of $186,584, stock compensation expense of $570,054, consulting fees of $369,981, legal and accounting fees to non-related parties of $333,768, and other operating costs of $322,884.

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

General and administrative costs decreased by $9,616,022 or 82% in 2022 as compared to 2021, primarily as a result of decreases in marketing and advertising expense of $5,584,358 and consulting fees of $1,075,039, and a decrease in stock compensation expense of $2,839,160.

Interest Expense. For the year ended December 31, 2022, the Company had interest expense of $1,657,575, as compared to interest expense of $283,754 for the year ended December 31, 2021, primarily as a result of interest, penalties, and discount amortization related to convertible notes payable and notes payable.

Foreign Currency Gain (Loss). For the year ended December 31, 2022, the Company had a foreign currency loss of $850, as compared to a foreign currency loss of $78 for the year ended December 31, 2021, as a result of an decrease in the value of the GB Pound compared to the US Dollar.

Net Loss. For the year ended December 31, 2022, the Company incurred a net loss of $4,299,860, as compared to a net loss of $12,896,105 for the year ended December 31, 2021.

Liquidity and Capital Resources – December 31, 2022 and December 31, 2021

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

As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year of the date that the consolidated financial statements are being issued. In addition, the Company’s independent registered public accounting firm, in their report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern (see “—Going Concern”).

The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As of December 31, 2022, the Company had a working capital deficit of $4,737,492, as compared to working capital of $2,113,765 as of December 31, 2021, reflecting a decrease in working capital of $2,623,727 for the year ended December 31, 2022. The decrease in working capital during the year ended December 31, 2022 was primarily the result of increase in accounts payable and notes payable as the Company’s ability to raise capital was hampered in the second half of 2022 due to uncertainty in the capital markets.

As of December 31, 2022, the Company had cash of $372,507, reflecting the remaining balance of cash from the net proceeds from the private placement of the Company’s common stock of $905,150 in November and December 2022. As of December 31, 2021, the Company had cash of $406,526, reflecting the remaining cash from the proceeds of a convertible note payable in the amount of $1,666,667 in November 2021.

Management believes that the cash on hand will be sufficient to fund the Company’s operations only until April 2023, after which we will need to raise additional funding. The Company has deferred payments and reduced costs in order to conserve cash until it is able to raise additional capital. No assurance can be given that we will be successful in raising the required capital at reasonable cost and at the required times, or at all. Our ability to raise additional funds through equity or debt financings or other sources may depend on the commercial success of our software and financial, economic and market conditions and other factors, some of which are beyond our control.

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

During the year ended December 31, 2022 the Company completed a series of private placements of its common stock, with proceeds totaling $905,150. In addition, the Company is planning additional capital raises over the remainder of the calendar year to fund operations as it ramps up revenues, however, there can be no assurances such raises will be successful The Company believes that its existing working capital will be sufficient to fund the Company’s operations for the next three months.

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

Operating Activities

For the year ended December 31, 2022, operating activities utilized cash of $1,167,255, as compared to utilized cash of $8,036,300 for the year ended December 31, 2021, to fund the Company’s ongoing operating expenses.

Investing Activities

For the year ended December 31, 2022, the Company’s investing activities consisted of a software license of $150,000 and property and equipment of $10,657.

For the year ended December 31, 2021, the Company’s investing activities consisted of the acquisition of intellectual property for $169,564 and property and equipment of $9,194.

Financing Activities

For the year ended December 31, 2022, the Company’s financing activities consisted of proceeds from the private placement of 3,960,600 shares of Common Stock of $905,150, proceeds from notes payable to investors of $370,000, offset by the repayment of $7,349 of a note payable with a bank.

For the year ended December 31, 2021, the Company’s financing activities consisted of proceeds from the private placement of 2,155,294 shares of Common Stock of $5,221,325, net proceeds from a convertible note payable to bank of $1,500,000, offset by the repayment of $5,445 of a note payable with a bank.

Principal Commitments

Off-Balance Sheet Arrangements

As of December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Management Assessment of Disclosure Controls and Procedures

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and 2021 and concluded that we had a material weakness in our internal controls due to our limited resources and therefore our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. More specifically, our internal control over financial reporting was not effective due to material weaknesses related to a segregation of duties due to our limited resources and limited staff.

 In addition, as of December 31, 2022 and 2021, our management concluded that we had a material weakness in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

Description of Material Weaknesses and Management’s Remediation Initiatives

As of the date of this report, our remediation efforts continue related to each of the material weaknesses that we have identified in our internal control over financial reporting, and additional time and resources will be required in order to fully address these material weaknesses. We have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below as our resources permit. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following material weaknesses in our internal control over financial reporting were identified by management as of December 31, 2022:

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

Ineffective controls over financial statement close and reporting process. The Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved; and

Insufficient segregation of duties in our finance and accounting functions due to limited personnel. We do not have sufficient segregation of duties within accounting functions. During the year ended December 31, 2022, we had limited personnel that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact that these duties were often performed by the same person, this creates a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.

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

The following table sets forth the name, age and position of each of our executive officers, key employees and directors as of December 31, 2022.

Name	Age	Position(s)
Jason Drummond	53	Chief Executive Officer, Secretary and Director
Steven M. Plumb	63	Chief Financial Officer

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

Consulting and Finder Agreements

We have entered into consulting or finder agreements with several service providers including the below:

In November 2022, the Company entered into a finder’s fee agreement with a FINRA registered broker dealer to identify and introduce the Company to accredited investors. The Company agreed to pay the broker a cash fee equal to 10% of the total purchase price paid by investors introduced to the Company by the broker. One such investor was identified and made an investment in the November 2022 Private Placement of $550,000.

In December 2022, the Company entered into a finder’s fee agreement with a FINRA registered broker dealer to identify and introduce the Company to accredited investors. The Company agreed to pay the broker a cash fee equal to 6.67% of the total purchase price paid by investors introduced to the Company by the broker. One such investor was identified and made an investment of $300,000.

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

Name and Principal Position(s)	Year	Salary	Bonus	Award(s)	Stock Compensation	All Other Compensation	Total Compensation
Jason Drummond	2022	$342,486	$–	$–	$–	$–	$342,486
CEO, CFO(1), Secretary and Director	2021	$330,144	$259,224	$–	$–	$–	$589,368

Steven M. Plumb, CPA	2022	$257,345	$–	$–	$–	$–	$257,345
CFO(2)	2021	$36,219	$–	$–	$90,300	$–	$126,519

(1)	Mr. Drummond served as CFO until October 20, 2021.

(2)	Mr. Plumb was appointed CFO on October 20, 2021.

Compensation of Management

Currently, we have no formal employment or compensation arrangement with our Chief Executive Officer, Jason Drummond. Our Board of Directors determines the compensation given to our executive officers in their sole determination. Until such time as we enter into an employment or compensation arrangement with Mr. Drummond, all future compensation to be paid will be determined solely by Mr. Drummond as our sole director. Mr. Drummond’s current annual base salary is £240,000, which is the equivalent to $330,144 and $342,486 when valued using the exchange rates in effect on December 31, 2022 and 2021, respectively; any bonus will be at the discretion of the Company, subject to the achievement of certain targets as agreed to between Mr. Drummond and Company. During the year ended December 31, 2021, the Company paid base salary of $330,144 and a bonus of $259,224, totaling $589,368, to Mr. Drummond.

On October 20, 2021, the Company appointed Steven M. Plumb, CPA as its chief financial officer through a contract with Mr. Plumb’s entity, Clear Financial Solutions (“Clear”). Pursuant this agreement Clear was paid $12,000 per month for Mr. Plumb’s service during 2022. In addition, Mr. Plumb and Clear’s other staff provide services to the Company for other projects from time to time outside the scope of the agreement, in consideration for which Clear was paid $113,345 during 2022. The contract was extended on August 16, 2022, and unless canceled by either party by written notice 60 days prior to expiration, will automatically renew for successive twelve-month periods. The monthly fee paid to Clear was reduced to $8,000 per month, effective January 1, 2023. In 2021, Mr. Plumb was awarded a stock grant for 30,000 shares of the Company’s common stock, vesting six months from date of grant. The shares of common stock will be issued pursuant to a restricted stock award agreement under our 2021 Equity Incentive Plan.

Director Compensation

During the years ended December 31, 2022 and 2021, no director of the Company received compensation from us, except as set forth above in the summary compensation table.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the Company’s named executive officers or directors as of December 31, 2022.

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

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2022, pursuant to the exercise of options or warrants, are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Percentage of ownership is based on 35,521,629 shares of common stock outstanding on March 28, 2023.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned Prior to Offering	Percentage of Common Stock Beneficially Owned
Directors and Executive Officers
Jason Drummond	5,054,500	14.2%

Steven M. Plumb (1)	30,000	*

All current executive officers and directors as a group (1 person)	5,054,500	14.6%

5% or Greater Stockholders
Epsilon Investments PTE (2) 111 North Bridge Road, #21-03 Peninsula Plaza, Singapore 179098	6,706,425	18.9%

Fairfax Capital BV (3) Herengracht 458 1017 CA Amsterdam, Netherlands	2,437,950	6.9%

Basilan Investment SRL (4) Calle Tapia De Casariego 11A C/O Gonsalo Pozo Madrid, 20878, Spain	2,000,000	5.6%

One44 Capital LLC (5) 1249 Broadway Ste. 103 Hewlett NY 11557	2,107,692	5.9%

Mark N. Tompkins App. 1, Via Guidino 23 Lugano-Paradiso 6900, Switzerland	1,854,000	5.2%

____________________

*	Less than 1%.
1.	Represents restricted shares under 2021 Equity Incentive Plan, vesting six (6) months from date of issue, based on continuing service as an officer on each such vesting date.
2.	Sujatha Panicker, principal of the Epsilon Investments PTE, has the power to vote or dispose of the shares held of record by Epsilon Investments PTE and may be deemed to beneficially own those shares.
3.	Jason Smart, principal of Fairfax Capital BV, has the power to vote or dispose of the shares held of record by Fairfax Capital BV and may be deemed to beneficially own those shares.
4.	Gonzalo Del Pozo, principal of Basilan Investment SRL, has the power to vote or dispose of the shares held of record by Basilan Investment SRL and may be deemed to beneficially own those shares.
5.	Includes 307,692 shares of common stock underlying warrants. Ahron Fraiman and Daniel Rosenblatt, principals of One44 Capital LLC, have shared power to vote or dispose of the shares held by record by One44 Capital LLC and may be deemed to beneficially own those shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, and under “Executive Compensation” above, there have been no transactions since the beginning of the fiscal year of 2022, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds $120,000 and in which any related person had or will have a direct or indirect material interest). A related person is any executive officer, director, nominee for director or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant and the predecessor for the audit and the reviews of the Company’s financial statements in 2022 and 2021 were $96,417 and $176,631, respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The Company incurred $0 in fees for professional services rendered by the Company’s principal accountant for tax compliance, tax advice or tax planning for the years ended December 31, 2022 and 2021, respectively.

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

Date: May 1, 2023

By: /s/ Jason Drummond

Name: Jason Drummond

Title: President, Chief Executive Officer, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2023

By: /s/ Steven M. Plumb

Name: Steven M. Plumb

Title: Chief Financial Officer

GAMING TECHNOLOGIES, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Gaming Technologies, Inc.

Las Vegas, Nevada

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Gaming Technologies, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficiency) and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced net losses and negative operating cash flows since inception and has a stockholders’ deficiency as of December 31, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the consolidated financial statements. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) and the PCAOB.

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

/s/ Weinberg & Company, P.A.

Los Angeles, California

May 1, 2023

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets:
Cash	$372,507	$406,526
Deposits and other current assets	26,705	109,791
Total current assets	399,212	516,317
Property and equipment, net	11,416	7,393
License agreement, net	293,183	–
Intellectual property, net	–	179,709
Total assets	$703,811	$703,419

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable and accrued expenses	$2,156,017	$1,555,759
Accrued interest	425,715	19,635
Due to related parties	119,547	13,252
Note payable, net	404,607	–
Secured convertible note payable, net	2,019,301	1,028,586
Current portion of note payable, bank	11,517	12,850
Total current liabilities	5,136,704	2,630,082
Note payable, bank	34,439	46,059

Total liabilities	5,171,143	2,676,141

Commitments and contingencies	–	–

Stockholders' equity (deficiency):
Preferred stock, $0.001 par value; authorized -5,000,000 shares; issued - none	–	–
Common stock, $0.001 par value; authorized - 400,000,000 shares; issued and outstanding – 45,701,630 shares and 31,351,953 shares on December 31, 2022 and 2021, respectively	45,702	31,353
Additional paid-in capital	22,738,769	18,914,227
Accumulated other comprehensive loss	(12,376)	(56,004)
Accumulated deficit	(27,239,427)	(20,862,298)
Total stockholders' equity (deficiency)	(4,467,332)	(1,972,722)
Total liabilities and stockholders' equity (deficiency)	$703,811	$703,419

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended
	December 31,
	2022	2021

Revenues	$102,816	$167,875

Costs and expenses:
Cost of revenues	467,546	857,709
Software development, including amortization of intellectual property of $6,817 and $38,202 in 2022 and 2021, respectively	(263,923)	185,789
General and administrative:
Officers, directors, affiliates, and other related parties	648,698	728,757
Advertising and marketing	108,659	5,693,017
Impairment of intangible assets	186,584	–
Other (including stock compensation costs of $570,054 and $3,409,214 in 2022 and 2021, respectively)	1,596,687	5,314,876
Total costs and expenses	2,744,251	12,780,148
Loss from operations	(2,641,435)	(12,612,273)
Other income (expense):
Interest expense	(1,657,575)	(283,754)
Foreign currency loss	(850)	(78)
Total other expense, net	(1,658,425)	(283,832)
Net loss	(4,299,860)	(12,896,105)
Deemed Dividend	(2,077,269)	–
Net loss to common shareholders	(6,377,129)	(12,896,105)
Foreign currency translation adjustment	–	(37,258)

Comprehensive loss	$(6,377,129)	$(12,933,363)

Net loss per common share - basic and diluted	$(0.20)	$(0.42)

Weighted average common shares outstanding - basic and diluted	31,975,003	30,548,408

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

Years Ended December 31, 2022 and 2021

	Common Stock, Par Value $0.001		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Stockholders' Equity
	Shares	Par Value	Capital	Income	Deficit	(Deficiency)

Balance, December 31, 2020	28,367,525	$28,367	$9,551,507	$(18,746)	$(7,966,193)	$1,594,935
Common stock issued in connection with private placement, net	2,155,294	2,156	5,219,169	–	–	5,221,325
Common stock issued as compensation	829,134	830	2,214,581	–	–	2,215,411
Warrants issued as compensation	–	–	1,193,803	–	–	1,193,803
Discount related to convertible note payable and related warrant	–	–	735,167	–	–	735,167
Foreign currency translation adjustment	–	–	–	(37,258)	–	(37,258)
Net loss	–	–	–	–	(12,896,105)	(12,896,105)
Balance, December 31, 2021	31,351,953	$31,353	$18,914,227	$(56,004)	$(20,862,298)	$(1,972,722)
Common stock issued in connection with private placement, net	3,960,600	3,960	901,190	–	–	905,150
Discount related to warrants issued upon modification of convertible note payable	–	–	136,418	–	–	136,418
Common stock issued for software license	600,000	600	149,400	–	–	150,000
Common stock issued as compensation	1,480,000	1,480	568,574	–	–	570,054
Stock dividend	8,309,077	8,309	2,068,960		(2,077,269)	–
Foreign currency translation adjustment	–	–	–	43,628	–	43,628
Net loss	–	–	–	–	(4,299,860)	(4,299,860)
Balance, December 31, 2022	45,701,630	$45,702	$22,738,769	$(12,376)	$(27,239,427)	$(4,467,332)

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(4,299,860)	$(12,896,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,691	15,599
Amortization and impairment of intellectual property	193,401	38,202
Amortization of operating lease right of use asset	–	11,968
Amortization of discount on notes payable	902,582	106,244
Accretion of premium on convertible note payable	259,158	157,509
Stock compensation	570,054	3,409,214
Changes in operating assets and liabilities:
(Increase) decrease in -
Deposits and other current assets	83,086	(71,874)
Increase (decrease) in -
Accounts payable and accrued expenses	600,258	1,206,610
Accrued interest	406,080	–
Due to related parties	106,295	(1,699)
Operating lease liability	–	(11,968)
Net cash used in operating activities	(1,167,255)	(8,036,300)

Cash flows from investing activities:
Cash paid for software license	(150,000)	–
Purchase of intellectual property	–	(169,564)
Purchase of property and equipment	(10,657)	(9,194)
Net cash used in investing activities	(160,657)	(178,758)

Cash flows from financing activities:
Proceeds from notes payable	370,000	–
Proceeds from private placement of common stock, net	905,150	5,221,325
Proceeds from convertible notes payable, net	–	1,500,000
Repayment of note payable to bank	(7,349)	(5,445)
Repayment of notes payable to related parties	–	–
Net cash provided by financing activities	1,267,801	6,715,880

Effect of exchange rate on cash	26,092	(40,528)

Cash:
Net decrease	(34,019)	(1,539,706)
Balance at beginning of year	406,526	1,946,232
Balance at end of year	$372,507	$406,526

(Continued)

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2022	2021

Supplemental disclosures of cash flow information:
Cash paid for -
Interest	$831	$943
Income taxes	$–	$–

Non-cash investing and financing activities:
Fair value of warrants recorded as debt discount	$–	$735,167
Original issue discount on convertible note payable	$–	$166,667
Original issue discount on notes payable	$41,989	$–
Common stock issued for license agreement	$150,000	$–
Discount related to convertible note payable amendment	$136,418	$–
Stock dividend	$2,077,269	$–

See accompanying notes to consolidated financial statements.

GAMING TECHNOLOGIES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2022 and 2021

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

Unless the context indicates otherwise, Gaming Technologies, Inc. (“Gaming US”) and Gaming Technologies UK Limited (“Gaming UK”) are hereinafter referred to as the "Company".

The Company's activities are subject to significant risks and uncertainties, including the need for additional capital, as described below. The Company does not have positive cash flows from operations, and is dependent on periodic infusions of debt and equity capital to fund its operating requirements.

Business Operations

The Company is a gaming company specializing in building and scaling online gambling brands. We integrate best-in-class third-party casino games and sports betting to our online brands.

The Company operates Vale, a licensed online Casino and Sportsbook in Mexico, through its website vale.net, which is provided in conjunction with a local license holder, The Fabulous Vegas Games S.A. de C.V.

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into 540,000 shares of the Company’s common stock. The Company was required to issue the shares by July 10, 2022. The shares were issued in October 2022. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at September 30, 2022. The July, August, September, and October payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 was reduced to $20,000 per month. Effective December 1, 2022, the parties reverted to the terms of the original agreement, as amended.

In December 2022, the Company canceled the Big Bola contract. As a result of the cancellation of the Big Bola contract, the Company incurred a charge of $400,000 to settle the remaining balance owed to Big Bola under the contract, which amount has been accrued and included in accounts payable and accrued expenses as of December 31, 2022.

On December 15, 2022, the Company entered into a contract with Operadora the Fabulous Vegas Games, S.A. (Fabulous) to provide a gaming platform for the Company’s vale.mx website.

Going Concern

The Company's consolidated financial statements have been presented on the basis that the Company is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company has experienced recurring net losses from operations and negative operating cash flows since inception. During the year ended December 31, 2022, the Company incurred a net loss of $4,299,860, utilized cash in operating activities of $1,167,255, and had stockholders’ deficiency of $4,467,332 as of December 31, 2022. The Company has financed its working capital requirements since inception through the sale of its equity securities and from borrowings.

At December 31, 2022, the Company had cash of $372,507. The Company estimates that it has cash to sustain operations through April 2023, and after that a significant amount of capital will be necessary over a sustained period of time to advance the development of the Company's business to the point at which it can become commercially viable and self-sustaining. However, there can be no assurances that the Company will be successful in this regard.

As a result, management has concluded that there is substantial doubt about the Company's ability to continue as a going concern within one year of the date that the accompanying consolidated financial statements are issued. In addition, the Company's independent registered public accounting firm, in their report on the Company's consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent upon the Company's ability to raise additional funds and implement its business plan, and to ultimately achieve sustainable operating revenues and profitability. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The development and expansion of the Company's business in 2023 and thereafter will be dependent on many factors, including the capital resources available to the Company. No assurances can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company or adequate to fund the development and expansion of the Company's business to a level that is commercially viable and self-sustaining. There is also significant uncertainty as to the affect that the coronavirus pandemic may have on the availability, amount and type of financing in the future.

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

As of December 31, 2022 and 2021, the Company's cash balances by currency consisted of the following:

	December 31,
	2022	2021

GBP	£971	£90,467
USD	$371,332	$284,410

Cash balances in British Pounds are maintained in the United Kingdom and cash balances in United States Dollars are maintained in the United States.

Concentration of Risk

The Company may periodically contract with consultants and vendors to provide services related to the Company's business development activities. Agreements for these services may be for a specific time period or for a specific project or task. The Company did not have any agreements at December 31, 2022 or 2021.

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

As the Company's net operating losses in the respective jurisdictions in which it operates have yet to be utilized, all previous tax years remain open to examination by the taxing authorities in which the Company currently operates. The Company had no unrecognized tax benefits as of December 31, 2022 and 2021 and does not anticipate any material amount of unrecognized tax benefits within the next 12 months.

The Company accounts for uncertainties in income tax law under a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns as prescribed by GAAP. The tax effects of a position are recognized only if it is "more-likely-than-not" to be sustained by the taxing authority as of the reporting date. If the tax position is not considered "more-likely-than-not" to be sustained, then no benefits of the position are recognized. As of December 31, 2022 and 2021, the Company had not recorded any liability for uncertain tax positions. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Comprehensive Income (Loss)

Comprehensive income or loss is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Components of comprehensive income or loss, including net income or loss, unrealized gains or losses on available-for-sale securities, unrealized gains or losses on other financial investments, unrealized gains or losses on pension and retirement benefit plans, and foreign currency translation adjustments, are reported in the financial statements in the period in which they are recognized. Net income (loss) and other comprehensive income (loss) are reported net of any related tax effect to arrive at comprehensive income (loss). The Company's comprehensive income (loss) for the years ended December 31, 2022 and 2021 consists of foreign currency translation adjustments.

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

Loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the respective periods. At December 31, 2022 and 2021, the Company excluded warrants to acquire 2,085,595 and 1,540,141, respectively, shares of common stock from its calculation of loss per share as their effect would be antidilutive. Basic and diluted loss per common share is the same for all periods presented because the aforementioned warrants were antidilutive.

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

Leases

The Company accounts for leases in accordance with Accounting Standards Update 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires a lessee to record a right-of-use asset and a corresponding lease liability at the inception of the lease initially measured at the present value of the lease payments.  ASU 2016-02 requires recognition in the statement of operations of a single lease cost that is calculated as a total cost of the lease allocated over the lease term, generally on a straight-line basis. ASU 2016-02 excludes short-term operating leases with a lease term of 12 months or less at the commencement date, and that do not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise.

Software Development Costs

Due to the significant uncertainty with respect to the successful development of commercially viable products based on Company's development efforts, all software development costs incurred with respect to the Company's mobile gaming platform are charged to operations as incurred.

The Company’s subsidiary in the United Kingdom is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of software development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2022, the Company recorded tax credits of $275,782 as a reduction of software and development expense.

Intellectual Property

Intellectual property consists of software and license agreements and is recorded at cost. Amortization of intellectual property is provided using the straight-line method over an estimated useful life of three years.

The Company recognizes amortization of intellectual property in software development costs in the Company's consolidated statement of operations.

Long-Lived Assets

The Company reviews long-lived assets, consisting of property and equipment and intellectual property, for impairment at each fiscal year end or when events or changes in circumstances indicate the carrying value of these assets may exceed their current fair values. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the assets. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The Company has not historically recorded any impairment to its long-lived assets. In the future, if events or market conditions affect the estimated fair value to the extent that a long-lived asset is impaired, the Company will adjust the carrying value of these long-lived assets in the period in which the impairment occurs. As of December 31, 2022 the Company determined that its Intellectual Property was impaired, and recorded an impairment charge of $186,584 as of that date.

Foreign Currency

The accompanying consolidated financial statements are presented in United States dollars ("USD"). The functional currency of Gaming UK, the Company's foreign subsidiary, is the British Pound (“GBP”), the local currency in the United Kingdom. Accordingly, assets and liabilities of the foreign subsidiary are translated at the current exchange rate at the end of the period, and revenues and expenses are translated at average exchange rates during the years ended December 31, 2022 and 2021. The resulting translation adjustments are recorded as a component of shareholders' equity (deficiency). Gains and losses from foreign currency transactions are included in net income (loss).

Translation of amounts from the local currencies of the foreign subsidiary, Gaming UK, into USD has been made at the following exchange rates for the respective periods:

	As of and for the Years Ended December 31,
	2022	2021

Period-end GBP to USD1.00 exchange rate	1.2098	1.3498
Period-average GBP to USD1.00 exchange rate	1.2327	1.3756

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

3. Property and Equipment

Property and equipment as of December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021

Computer and office equipment	$43,098	$36,194
Less accumulated depreciation	(31,682)	(28,801)
Computer and office equipment, net	$11,416	$7,393

All of the Company's property and equipment is located in the United Kingdom. Depreciation expense for the years ended December 31, 2022 and 2021 was $11,691 and $15,599, respectively. Depreciation expense is included in general and administrative costs in the Company's consolidated statement of operations.

4. Intellectual Property

Intellectual property as of December 31, 2022 and 2021 is summarized as follows:

	December 31,
	2022	2021

Finite lived assets - software	$225,962	$213,181
Less accumulated amortization	(225,962)	(197,887)
	–	15,294
Indefinite lived assets - internet domain names	–	164,415
Intellectual property, net	$–	$179,709

Amortization expense for the years ended December 31, 2022 and 2021 was $6,817 and $38,202, respectively. Amortization expense is included in software development costs in the Company's consolidated statement of operations.

During the year ended December 31, 2022, the Company analyzed its intellectual property for impairment and determined that the internet domain names, with a carrying value of $186,584, was impaired. As result the Company recorded an impairment charge of $186,584 during the year ended December 31, 2022, which is included in costs and expenses.

5. License Agreement

On December 15, 2022, we entered into a Commercial Association Agreement for the use of a gambling permit owned by The Fabulous Vegas Games S.A. de C.V. (Fabulous).

The license permits us to operate our brand Vale as approved by General Directorate of Games and Raffles of the Ministry of Interior (SEGOB). Vale integrates over 500 online premium casino games as well as sports betting, through an external software partner, Game Interaction Group BV. These games can be enjoyed via mobile or desktop. Players can receive promotions and play live roulette and blackjack, or high-definition slots from leading software providers such as NetEnt, Microgaming, Pragmatic Play, Evolution and Matrix Studios. We are responsible for player acquisition, promotion, and retention. We manage players’ accounts and are required to ensure that the balance in players’ accounts at all times satisfies the requirements under applicable law, and we pay out winnings to players from a local dedicated bank account under our own control.

Under the terms of the agreement with Fabulous Vegas Games, we share 8% of Net Win generated from the platform, or a minimum of six thousand USD per month. In February 2021, vale.mx began operations. Net Win is defined as a calculation of the total income from gaming (revenues minus prizes, minus platform expenses, minus redeemed bonuses).

Under the terms of the agreement with Game Interaction Group, we share a percentage of Gross Gaming Revenue, which is 12% for sportsbook, and 3% for casino games, skill games, poker & virtual games. There is a minimum monthly fee of €9,000 EUR. Under the terms of the agreement, the Company paid $150,000 upon signing the agreement and issued 600,000 shares of its common stock to Fabulous. The common stock had a fair market value of $150,000 on the date of grant. The Company is also obligated to make 19 monthly payments of $20,000, beginning in April 2023. The Company capitalized a total of $300,000 related to the payments made to Fabulous as a license agreement and recorded amortization expense of $6,818 during the year ended December 31, 2022. The license agreement is being amortized over 22 months, the period of time from the date of the agreement through the term of the monthly payments required under the agreement, The net book value of the license agreement was $293,183 on December 31, 2022.

6. Note Payable to Bank

On June 9, 2020, Gaming UK received an unsecured loan of $60,600 (equivalent to 47,600£) from Metro Bank PLC under the Bounce Bank Loan Scheme managed by the British Business Bank on behalf of, and with the financial backing of, The Secretary of State for Business, Energy and Industrial Strategy of the Government of the United Kingdom. The Government of the United Kingdom has provided a full guarantee to Metro Bank PLC with respect to the repayment of this loan.  The proceeds from the loan are required to be used for working capital purposes, for investment in a Company's business, and to support trading or commercial activity in the United Kingdom. The loan is for a term of 72 months and has a fixed interest rate of 2.5% per annum. Gaming UK is not required to make any payments of interest on the loan during the first 12 months of this loan, with such amount being paid by the Government of the United Kingdom under its business interruption payment program. Beginning in the 13th month after the drawdown of the loan, Gaming UK will be required to repay the loan by making 60 equal monthly payments of principal and interest aggregating $1,076 (equivalent to 845£) per month. During the years ended December 31, 2022 and 2021, the Company recorded interest expense of $831 and $1,090, respectively, with respect to this loan, which was paid by the Government of the United Kingdom under this program. As of December 31, 2022 and 2021, $45,956 and $58,909, respectively, was due under this note, of which, $11,517 and $12,850, respectively, was reflected as current portion due.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,	Amount
2023	$11,517
2024	11,517
2025	11,517
2026	11,405
2027	–
Total payments	45,956
Less current portion	11,517
Debt maturity, noncurrent	$34,439

7. Secured Convertible Note Payable

	2022	2021

Secured Convertible Note payable, including accreted amount	$2,083,334	$1,824,176
Valuation discount	(64,033)	(795,590)

Secured convertible Note, net	$2,019,301	$1,028,586

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

Upon issuance of the Secured Note, the Company recorded an aggregate discount of $901,834 from the original issue discount of $166,667, and a discount related to the relative fair value of the warrants issued in conjunction with the Secured Note of $735,167. During the period ended December 31, 2021 the Company amortized $106,244 of the discount resulting in an unamortized discount of $795,590 as of December 31, 2021. In addition, the Secured Note has not been repaid the Company accreted a premium of $157,509 as of December 31, 2021, which has been added to the principal amount of the note resulting in a balance due of $1,824,176 at December 31, 2021. The accreted amount of $157,509 has been reflected as additional interest expense during the year ended December 31, 2021.

On May 18, 2022 an event of default occurred due to our failure to make interest payments on our 10% Original Issue Discount Senior Secured Convertible Note in the principal amount of $1,666,666.67 (the “Convertible Note”). As a result of the default, the Company was accessed a default penalty of $231,250, the interest rate on the Convertible Note increased to 18% annually, and the conversion priced changed to equal a 30% discount to the average of the three lowest closing prices of the common stock for the 10 prior trading days.

On November 8, 2022, the Company and the holder of the Company’s Secured Notes amended the Secured Notes as follows: (a) the maturity date of the Secured Notes is changed to February 15, 2023; (b) the Company shall provide the holder of the Secured Notes with additional Warrants with the same terms as the Warrants issued in the Securities Purchase Agreement and the Transaction Documents (with the term running from the date of amendment) in an amount such that the holder of the Secured Notes obtains an additional 10% warrant coverage per month based on the initial investment amount from November 1, 2022 to February 15, 2023. Thus, holder of the Secured Notes shall receive a total number of warrants equal to 210% of the original face amount of the Note, i.e., $1,666,666.67 converted at the lower of (i) $2.75 or (ii) the price of the common stock in a Qualified Offering to purchase shares of common stock of the Company, exercisable at the exercise price set forth in the Warrants; (c) the Company will take all corporate action necessary to expeditiously increase the authorized shares of the Company to 400,000,000; and, (d) the Company agrees that as soon as it has raised sufficient funds to make a payment on the outstanding balance of the Note, it will promptly do so. As a result of the amendment, the Company increased the number of shares covered by the warrant by 545,454 shares, which resulted in the recognition of a discount in the amount of $136,418, of which $72,385 was amortized during 2022. On March 29, 2023, the due date of the note was extended to October 15, 2023. The Company agreed to issue 500,000 shares of its common stock to the note holder in exchange for the due date extension.

8. Loan Agreements

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

The principal amount of the Subordinated Note is $277,778, and the Company received gross proceeds of $250,000 after giving effect to the original issue discount of 10%, resulting in a debt discount of $27,778 at the date of issuance. The Subordinated Note is unsecured, bears interest at a rate of 10% per year (the “Interest Rate”), and matures on the earlier of (i) 12 months from issuance or (ii) the closing of a Qualified Offering, subject to earlier pre-payment as provided in the Subordinated Note. “Qualified Offering” is an equity or equity-linked financing for the account of the Company or any of its subsidiaries or debt financing that results in cumulative aggregate proceeds to the Company of at least $8,000,000. During the period the Company amortized $20,396 of the debt discount, leaving an unamortized discount of $7,382 at December 31, 2022.

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

Other Loans

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

The Subordinated Notes are unsecured, bear interest at a rate of 10% per year (the “Interest Rate”), and matures on the earlier of the earlier of (a) October 26, 2022 or (b) a Capital Event (the “Final Maturity Date”). “Capital Event” means (a) any transaction in which the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company: (i) refinances or incurs any indebtedness exceeding $100,000 in the aggregate of all such transactions, (ii) sells, transfers or otherwise disposes (including pursuant to a sale-leaseback transaction) of any property or asset (including securities) other than in the ordinary course of business, (iii) forms a joint venture, or (iv) issues private or public equity, stock or other financial instrument for cash consideration exceeding $100,000 in the aggregate of all such transactions; (b) any casualty or other insured damage exceeding $100,000 to, or any taking under power of eminent domain or by condemnation or similar proceeding of, any property or asset of the Company, or any subsidiary of the Company, or any joint venture directly or indirectly owned by the Company; or (c) any other transaction entered into for the purposes of generating cash to recapitalize the Company’s balance sheet.

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

Under the Loan Agreement, the Company may borrow up to an additional $188,011 from the investor on the same terms as described above, subject to certain conditions. On March 24, 2023, the Company borrowed an additional $111,111 under the terms of the note, with an original issue discount of $11,111, for gross proceeds of $100,000. In addition, the due date of the loans was extended to October 15, 2023.

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

During the year ended December 31, 2022, the Company recorded a discount on the three loans of $14,211, all of which was full amortized as of December 31, 2022.

9. Leases

The Company leases office facilities in Las Vegas, Nevada on a month-to-month basis at a cost of $510 per month. Aggregate payments under this operating lease charged to general and administrative expenses in the statement of operations were $6,120 and $1,500 for the years ended December 31, 2022 and 2021, respectively.

In February 2022, the Company leased a residential condominium unit in Miami, Florida. The lease expired on August 31, 2022 and has been extended on a month to month basis. The monthly rent on the unit is $5,500 per month.

10. Related Party Transactions

Salary and Fees to Directors, Consultants and Professionals

During the years ended December 31, 2022 and 2021, the Company incurred salary and fees to officers, directors, consultants and professionals in the amount of $648,698 and $728,757, respectively, as follows:

	December 31,
	2022	2021

Jason Drummond	$342,486	$589,368
Julian Parge	48,867	103,170
Steven Plumb	257,345	36,219
Total	$648,698	$728,757

During the year ended December 31, 2022, the Company paid base salary of $342,486 to Mr. Jason Drummond. During the year ended December 31, 2021, the Company paid base salary of $330,144 and a bonus of $259,224 to Mr. Jason Drummond (paid to him or to his affiliates).

As of December 31, 2022 and 2021, $119,547 and $13,252 was due to officers. The advances were unsecured, non-interest bearing with no formal terms of repayment.

11. Stockholders' Equity

Preferred Stock

The Company has authorized a total of 5,000,000 shares of preferred stock, par value $0.001 per share. No preferred shares have been designated by the Company as of December 31, 2022 and 2021.

Common Stock

On December 7, 2022, the Company amended its Certificate of Incorporation with the State of Delaware to increase the number of authorized common shares to 400,000,000.

Private Placements of Common Stock

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

On November and December 2022, the Company and three existing investors modified the Securities Purchase Agreements, originally dated March 10, 2021, between the existing investors and the Company such that: (a) the purchase price per share was modified to equal $0.25 per share; (b) the total number of shares to be issued is 8,401,500; (c) most favored nation status, and rollover rights were granted. These shareholders were originally issued 92,423 shares of the Company’s common stock. As a result of these changes, the Company issued an additional 8,309,077 shares to the investors. and recorded the fair value of these shares of $2,077,269 as a dividend.

Private placements in 2022

During 2022, the Company entered into a Securities Purchase Agreements with accredited investors whereby the Company issued 3,880,600 shares of its common stock for gross proceeds of $970,150. The Company entered into finder’s fee agreement with a broker which calls for the Company to pay commissions to the finders totaling of $65,000 resulting in net proceeds to the Company of $905,150. In addition, the Company entered into finder’s fee agreement with a broker which calls for the Company to pay a finder fee in the form of 80,000 shares of the Company’s common stock. In the aggregate, the Company issued 3,960,600 shares in these offerings.

Shares Issued for Services

On October 21, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement, valued at $125,000, which was recorded during the year ended December 31, 2020; 50,000 shares of the Company’s common stock upon the quotation of the Company’s stock on OTC Markets, valued at $112,500 recognized during the year ended December 31, 2021; and 100,000 shares upon renewal during 2021, valued at $237,500,

On November 6, 2020, the Company entered into an agreement with a consultant to serve as a board advisor. The term of the agreement is for one year and may be renewed at the end of the term. Compensation consists of the following stock grants: 50,000 shares of the Company’s common stock within seven days of the execution of the agreement which was valued at $125,000 and recorded during the year ended December 31, 2020. In addition, 50,000 shares of the Company’s common stock were issued six months after the date of the agreement, which was May 6, 2021; 50,000 shares of the Company’s common stock upon the first renewal of the agreement and 50,000 shares of the Company’s common stock six months after the first renewal; and, 100,000 shares of the Company common stock at each of the following two renewal periods, if the agreement is renewed. The grant date fair value of $875,000 of these shares will be amortized over the service period. During the year ended December 31, 2022, and 2021, the Company amortized $250,000 and $250,000, representing the pro rata portion of the grant date fair value of the shares vesting during the period. The Company issued 100,000 shares to the consultant during 2022.

In January 2021, the Company entered into two agreements with two consultants to provide investor relation services to the Company. The agreements are for a term of one year . The Company issued 200,000 shares of its common stock in exchange for the services. The common stock was valued at $500,000 at the time the agreements were executed.

In February 2021, the Company entered into an internet advertising campaign with a consultant. The contract is for a term of one year  and calls for an initial non-refundable deposit of $20,000 upon the execution of the agreement and a payment of 333,334 shares of the Company’s common stock valued at $833,335 on the date of issuance.

On October 20, 2021, Steven M. Plumb, CPA, was appointed as the Company’s chief financial officer through a contract (the “Clear Agreement”) with Mr. Plumb’s entity, Clear Financial Solutions (“Clear”), pursuant to which Clear is paid $10,000 per month for Mr. Plumb’s service. In addition, Mr. Plumb and Clear’s other staff provide accounting and bookkeeping services to the Company, in consideration for which Clear is paid $2,000 per month, plus hourly fees for annual and quarterly report preparation. The contract expires on August 16, 2022, and unless canceled by either party by written notice 60 days prior to expiration, will automatically renew for successive twelve-month periods. Moreover, Mr. Plumb was awarded a stock grant for 30,000 shares of the Company’s common stock, vesting six months from date of grant. The fair market value of the stock grant on the date of grant was $67,500

During October 2021, the Company issued restricted stock grants to various consultants for services performed for the Company totaling 65,800 shares with a fair market value of $214,575 on the date of grant.

During 2022, the Company issued 1,480,000 shares of its common stock for services. The shares were valued at $570,504 based on the fair value of the shares at the date of grant. Included in this amount were 540,000 shares of it common stock valued at $135,000 issued to Big Bola in settlement of accrued fees of $135,000.

In October 2022, the Company issued 600,000 shares of its common stock to Fabulous Las Vegas valued at $150,000 as per the contract with Fabulous Las Vegas.

Warrants

A summary of warrant activity for the year ended December 31, 2022 is presented below:

	Warrants	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value

Outstanding on December 31, 2020	90,000	$2.50	3.90	$–
Granted	1,450,141	3.13	4.70	–
Exercised	–	–	–	–
Outstanding on December 31, 2021	1,540,141	$2.63	4.51	$–
Granted	545,454	2.63	4.00	–
Exercised	–	–	–	–
Outstanding on December 31, 2022	2,085,595	$2.63	3.55	$–

During the years ended December 31, 2022 and 2021, the Company issued 0 and 184,175 warrants to acquire common stock to various brokers and finders in connection with the sale of our common stock.

In November 2021, in connection with the issuance of the Secured Convertible Notes discussed in Note 7, the Company issued warrants to purchase an aggregate of 727,273 shares of the Company’s common stock. The relative fair value of the warrants at the date of grant was determined to be $735,167.

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

In November 2022, the Company issued warrants to purchase 545,454 shares of the Company’s common stock upon the extension of the due date of the Secured Convertible Notes. The relative fair value of the warrants on the date of grant was determined to be $136,418 and was recorded as a valuation discount.

The fair value of the warrants issued in 2022 and 2021 was determined by a black scholes pricing model with the following assumptions:

	2022	2021

Expected volatility	624.41%	97.04%
Weighted-average volatility	1248.82%	216.98%
Expected dividends	0%	0%
Expected term (in years)	4	5
Risk-free interest rate	4.27%	1.26%

The warrants issued in 2021 are exercisable at an exercise price equal to the lower of (x) $2.75 per share and (y) the price of the common stock of the Company in a Qualified Offering (as defined in the Note Agreement at Note 7), subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to “full ratchet” price adjustment if the Company issues common stock or equivalents at a price per share lower than the then-current exercise price of the Warrant, as described above for the conversion price of the Note (see Note 7.)

The warrants issued in 2022 are exercisable at an exercise price equal to the lower of (x) $2.75 per share and (y) the price of the common stock of the Company in a Qualified Offering (as defined in the Note Agreement at Note 7), subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to “full ratchet” price adjustment if the Company issues common stock or equivalents at a price per share lower than the then-current exercise price of the Warrant, as described above for the conversion price of the Note (see Note 7.)

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

As of December 31, 2022 and 2021, the Company did not have any outstanding stock options.

12. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	December 31,
	2022	2021

Net operating loss carryforwards - Foreign	$19,039,000	$18,580,000
Net operating loss carryforwards - U.S.	7,170,000	2,316,000
	26,209,000	20,896,000
Valuation allowance	(26,209,000)	(20,896,000)
Net deferred tax assets	$–	$–

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

No U.S. federal tax provision has been provided for Gaming US for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods.

The reconciliation below presents the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2022 and 2021.

	Years Ended December 31,
	2022	2021

U. S. federal statutory tax rate	(21.0)%	(21.0)%
Difference between U.S. and U.K. tax rates	2.0%	2.0%
Change in valuation allowance	19.0%	19.0%
Effective tax rate	0.0%	0.0%

The Company's United Kingdom subsidiary is subject to the income tax laws of the United Kingdom. The corporate tax rate in the United Kingdom is 19% on income reported in its statutory financial statements, after appropriate tax adjustments, for the fiscal years commencing April 1, 2017, 2018, 2019, and 2020 and 18% for the fiscal year commencing April 1, 2020 and thereafter.

At December 31, 2022, the Company has available net operating loss carryforwards for U.S. federal and United Kingdom corporate income tax purposes of approximately $7,170,000 and $19,039,000, respectively. U.S. federal net operating losses, if not utilized earlier, expire through 2040. United Kingdom net operating losses may be carried over indefinitely.

13. Commitments and Contingencies

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

Pending Stock Split

On December 7, 2022, the Company filed a certificate of amendment to affect an authorized share increase with the Secretary of State of Delaware.

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

The Company anticipates filing a certificate of amendment to affect a reverse stock split, if any, prior to the anticipated listing of its common stock and warrants on the Nasdaq Capital Market and such actions being effective on, or just before, the date the common stock is listed to the Nasdaq Capital Market. The Company will need to take the necessary steps to meet Nasdaq listing requirements, which may include a reverse stock split, and there is no assurance that our common stock will be approved for listing on Nasdaq.

Contingencies

The Company may be subject to legal proceedings from time to time as part of its business activities. As of December 31, 2022 and 2021, the Company was not subject to any threatened or pending legal actions or claims.

Contractual Commitments

The Company has retained Julian Parge as a consultant to Gaming UK, at the request and under the sole discretion of Gaming UK, at the rate of $9,773 (equivalent to £8,333) per month up to a maximum of $117,280 (equivalent to £100,000) per annum.

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

Big Bola

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

In June 2022, the Company and Big Bola entered into a Side Letter Agreement (“SLA”) whereby Big Bola agreed to convert $134,669 in fees owed to it by the Company into 540,000 shares of the Company’s common stock. The Company recorded the fees as incurred and they are included in accounts payable at September 30, 2022. The Company was required to issue the shares by July 10, 2022. The shares were issued in October 2022. In addition, the Company agreed to make payments on $120,000 in guaranteed participation fees due to Big Bola as follows: $40,000 no later than July 14, 2022; $40,000 on later than August 14, 2022; and $40,000 no later than September 14, 2022. The guaranteed participation fees have been recorded by the Company as they were incurred and are included in accounts payable at September 30, 2022. The July, August, September, and October payments have not been made as of the date of this filing. In addition, Big Bola agreed that it will not collect from the Company the guaranteed participation fee of $40,000 per month for the months of June, July and August of 2022 and that the guaranteed participation fee for the months of September, October and November of 2022 was reduced to $20,000 per month. Effective December 1, 2022, the parties reverted to the terms of the original agreement, as amended.

In December 2022, the Company canceled the Big Bola contract. As a result of the cancellation of the Big Bola contract, the Company incurred a charge of $400,000 to settle the remaining balance owed to Big Bola under the contract, which amount has been accrued and included in accounts payable and accrued expenses as of December 31, 2022.

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

14. Subsequent Events

On January 16, 2023, the Company purchased a vehicle for $20,644.

On March 24, 2023, the Company borrowed an additional $111,111 under an existing Loan Agreement, dated April 26, 2022. The total balance due to the lender increased from $134,211 to $245,322. The Company recorded an original issue discount in the amount of $11,111 in connection with the loan. The due date on the Loan Agreement was extended to October 15, 2023.

